Form 10-Q
period 2021-06-30
iSpecimen Inc.
filed 2021-08-10
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 001-40501

iSpecimen Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-0480143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Bedford Street, Lexington, Massachusetts 02420

(Address of principal executive offices) (Zip Code)

(781) 301-6700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ISPC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 6, 2021, there were 6,922,628 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:

Cash	$13,184,310	$695,909
Accounts receivable – unbilled	1,125,789	652,761
Accounts receivable, net of allowance for doubtful accounts of $147,714 and $108,096 at June 30, 2021 and December 31, 2020, respectively	1,987,112	1,526,392
Prepaid expenses and other current assets	442,089	417,929
Tax credit receivable, current portion	179,376	179,376
Total current assets	16,918,676	3,472,367
Property and equipment, net	55,879	75,589
Internally developed software, net	2,602,886	2,634,139
Security deposits	27,601	27,601
Total assets	$19,605,042	$6,209,696
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,233,231	$1,792,432
Accrued expenses	1,879,812	810,910
Accrued interest	9,864	3,696,944
Convertible notes payable, related parties, net of unamortized debt discount and debt issuance costs	—	5,490,811
Derivative liability for embedded conversion features on convertible notes payable	—	2,373,000
Bridge notes payable, net of debt issuance costs	—	4,589,228
Bridge notes payable, related parties	—	1,905,000
Derivative liability for embedded conversion feature on bridge notes payable and bridge notes, related parties	—	—
Note payable, current portion	—	604,109
Deferred revenue	802,860	873,254
Total current liabilities	5,925,767	22,135,688
Note payable, net of current portion	—	178,899
Bridge notes payable, net of debt issuance costs	2,675,000	—
Bridge notes payable, related parties	325,000	—
Total liabilities	8,925,767	22,314,587
Commitments and contingencies
Series B convertible preferred stock, $0.0001 par value, 3,200,000 shares authorized, 0 and 572,465 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	7,999,997
Series A-1 convertible preferred stock, $0.0001 par value, 556,550 shares authorized, 0 and 100,365 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	561,041
Series A convertible preferred stock, $0.0001 par value, 3,427,871 shares authorized, 0 and 618,182 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	2,612,038
Total convertible preferred stock	—	11,173,076
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized, 6,596,729 issued, and 6,565,729 outstanding at June 30, 2021, and 16,000,000 shares authorized, 967,213 issued and 936,213 outstanding at December 31, 2020	657	94
Additional paid-in capital	45,094,782	1,779,698
Treasury stock, 31,000 shares at June 30, 2021 and December 31, 2020, at cost	(172)	(172)
Accumulated deficit	(34,415,992)	(29,057,587)
Total stockholders’ equity (deficit)	10,679,275	(27,277,967)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$19,605,042	$6,209,696

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$2,903,876	$1,504,569	$5,867,683	$3,216,228
Operating expenses:
Cost of revenue	1,489,196	473,982	3,112,847	1,128,249
Technology	361,799	291,601	771,750	718,314
Sales and marketing	647,592	367,617	1,176,978	799,256
Supply development	100,693	147,588	212,269	262,193
Fulfillment	287,275	185,185	556,371	400,355
General and administrative	1,545,852	343,602	2,508,643	656,855
Total operating expenses	4,432,407	1,809,575	8,338,858	3,965,222
Loss from operations	(1,528,531)	(305,006)	(2,471,175)	(748,994)
Other income (expense), net
Interest expense	(1,133,479)	(459,005)	(1,986,407)	(1,048,220)
Change in fair value of derivative liability on convertible notes	(117,000)	583,000	(271,000)	(22,000)
Change in fair value of derivative liability on bridge notes and bridge notes,related parties	1,630,700	—	1,582,700	—
Gain (loss) on extinguishment of bridge notes and bridge notes, related parties	9,746	—	(2,740,425)	—
Loss on extinguishment of convertible notes and convertible notes, related parties	(260,185)	—	(260,185)	—
Gain on extinguishment of note payable	—	—	788,156	—
Other income (expense)	3,663	6,688	(69)	6,691
Interest income	172	86	—	309
Other income (expense), net	133,617	130,769	(2,887,230)	(1,063,220)

Net loss before benefit from income taxes	(1,394,914)	(174,237)	(5,358,405)	(1,812,214)
Benefit from income taxes	—	145	—	145

Net loss	$(1,394,914)	$(174,092)	$(5,358,405)	$(1,812,069)

Net loss per share
Basic and diluted	$(0.87)	$(0.19)	$(4.21)	$(1.94)

Weighted average common shares outstanding
Basic and diluted	1,611,774	936,213	1,273,993	936,213

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

													Total
	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,779,698	$(29,057,587)	$(27,277,967)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	22,036	—	22,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,963,491)	(3,963,491)
Balance at March 31, 2021 (unaudited)	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,801,734	$(33,021,078)	$(31,219,422)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(572,465)	(7,999,997)	(100,365)	(561,041)	(618,182)	(2,612,038)	1,291,012	129	—	—	11,172,947	—	11,173,076
Conversion of principal and accrued interest of convertible notes and bridge notes into common stock upon initial public offering	—	—	—	—	—	—	2,049,043	205	—	—	16,392,139		16,392,344
Issuance of common stock in connection with public offering	—	—	—	—	—	—	2,250,000	225	—	—	17,999,775	—	18,000,000
Offering costs in connection with public offering	—	—	—	—	—	—	—	—	—	—	(2,339,816)	—	(2,339,816)
Issuance of common stock through exercise of stock options	—	—	—	—	—	—	39,461	4	—	—	39,629	—	39,633
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	28,374	—	28,374
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,394,914)	(1,394,914)
Balance at June 30, 2021 (unaudited)	—	$—	—	$—	—	$—	6,565,729	$657	31,000	$(172)	$45,094,782	$(34,415,992)	$10,679,275

	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,686,832	$(24,405,503)	(22,718,749)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	22,045	—	22,045
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,637,979)	(1,637,979)
Balance at March 31, 2020 (unaudited)	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,708,877	$(26,043,482)	$(24,334,683)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	29,287	—	29,287
Net loss	—	—	—	—	—	—	—	—	—	—	—	(174,092)	(174,092)
Balance at June 30, 2020 (unaudited)	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,738,164	$(26,217,574)	$(24,479,488)

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,358,405)	$(1,812,069)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	50,410	51,332
Amortization of internally developed software	471,584	420,257
Depreciation of property and equipment	22,260	28,680
Bad debt expense	39,618	—
Amortization of discount and debt issuance costs on convertible notes	1,088	139,232
Amortization of discount on bridge notes	869,600	—
Change in fair value of derivative liabilities	(1,311,700)	22,000
Loss on extinguishment on bridge notes	2,740,425	—
Loss on extinguishment of convertible notes	260,185	—
Gain on extinguishment on note payable	(788,156)	—
Change in operating assets and liabilities:
Accounts receivable	(500,338)	(183,117)
Accounts receivable – unbilled	(473,028)	(280,555)
Prepaid expenses and other current assets	(24,160)	(3,493)
Tax credit receivable	—	104,479
Accounts payable	1,440,799	146,202
Accrued expenses	1,068,902	157,086
Accrued interest	(1,707,225)	906,476
Deferred revenue	(70,394)	359,171
Net cash (used in) provided by operating activities	(3,268,535)	55,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,550)	(1,007)
Capitalization of internally developed software	(440,331)	(591,017)
Net cash used in investing activities	(442,881)	(592,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes payable	500,000	1,000,000
Proceeds from issuance of note payable	—	783,008
Proceeds from exercise of stock options	39,633	—
Proceeds from issuance of common stock in connection with public offering	18,000,000	—
Payment of offering cost in connection with the issuance of common stock in connection with public offering	(2,339,816)	—
Net cash provided by financing activities	16,199,817	1,783,008
Net increase in cash	12,488,401	1,246,665
Cash at beginning of period	695,909	53,893
Cash at end of period	$13,184,310	$1,300,558
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,824,032	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$11,173,076	$—
Conversion of convertible notes and accrued interest into common stock	$6,748,729	$—
Conversion of bridge notes and accrued interest into common stock	$4,717,646	$—
Issuance of common stock warrants as offering costs in connection with public offering of common stock	$374,400	$—

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

1.NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business

iSpecimen Inc. (“iSpecimen” or the “Company”) was incorporated in 2009 under the laws of the state of Delaware. The Company has developed and launched a proprietary online marketplace platform that connects medical researchers who need access to subjects, samples, and data, with hospitals, laboratories, and other organizations who have access to them. iSpecimen is a technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biofluids, tissues, and living cells (“biospecimens”) for their research, with biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. The Company’s proprietary platform, the iSpecimen Marketplace platform, is designed to help solve this problem and transform the biospecimen procurement process to accelerate medical discovery. The Company is headquartered in Lexington, Massachusetts and its principal market is North America. The Company operates as one operating and reporting segment.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus dated June 16, 2021, pursuant to Rule 424(b) under the Securities Act. The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

On March 30, 2021, the Company effected a 1-for-5.545 reverse stock split (“reverse stock split”) of the Company’s common stock. All fractional shares as a result of the reverse stock split were rounded down and no fractional shares were issued in connection with the reverse stock split. The par value, authorized share amount, and other terms of the common stock and preferred stock were not affected by the reverse stock split. All share and per share amounts, including stock options, warrants, and restricted stock awards have been retroactively adjusted in these financial statements for all periods presented to reflect the reverse stock split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these financial statements for all periods presented to reflect the reverse stock split.

Initial Public Offering

On June 21, 2021, the Company consummated its initial public offering (“IPO”) in which the Company issued and sold 2,250,000 shares of its common stock at a public offering price of $8.00 per share, for aggregate gross proceeds of $18 million. The net proceeds from the IPO were $15.7 million after deducting underwriting discounts of $1.7 million and other offering costs of $0.6 million. The shares of common stock commenced trading on the Nasdaq Stock Market LLC on June 17, 2021 under the ticker symbol “ISPC.”

On July 1, 2021, the Company sold an additional 337,500 shares of its common stock, pursuant to the underwriters’ full exercise of the option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. In aggregate, the Company received approximately $18.2 million after deducting for all underwriting discounts of $1.9 million and other offering costs of $0.6 million.

Upon closing of the IPO, all of the then-outstanding shares of redeemable convertible preferred stock automatically converted into common stock at a ratio of 1:1, resulting in the issuance of 1,291,012 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Upon closing of the IPO, the Company converted all $5.5 million of its outstanding principal and all unpaid and accrued interest of approximately $1.3 million of the Convertible Notes (as defined below) into 1,206,614 shares of common stock at a conversion price of $5.60 per share. The Company incurred an approximately $0.3 million loss on conversion of the Convertible Notes during the period ended June 30, 2021. As of June 30, 2021, there were no Convertible Notes outstanding.

Additionally, upon closing of the IPO, the Company converted $4 million of its outstanding principal and accrued and unpaid interest of approximately $0.7 million of the Bridge Notes (as defined below), as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. As of June 30, 2021, there was a remaining principal balance of $3.0 million on the Bridge Notes. The remaining principal of $3.0 million accrues interest at a rate of fifteen percent (15%) per annum with a maturity date of December 16, 2022.

Liquidity and Going Concern

The Company has recognized recurring losses and at June 30, 2021, the Company had working capital of $10,992,909, an accumulated deficit of $34,415,992, cash of $13,184,310 and accounts payable and accrued expenses of $5,113,043.

Management believes that the Company’s existing cash and cash equivalents, which include the net proceeds from the IPO, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated. As a result of recurring losses, the continued viability of the Company beyond August 2022 may be dependent on its ability to continue to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic on the Company’s Operations

In December 2019, the novel coronavirus SARS-Cov2, or COVID-19 outbreak, was reported to have surfaced in China. On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The Company is subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. The Company’s management believes that the social and economic impacts could have a significant impact on future financial condition, liquidity, and results of operations, which include but are not limited to the following: (i) restrictions on in-person activities arising from shelter-in-place, or similar isolation orders; (ii) inability to source specimens from the Company’s suppliers arising from shelter-in-place, or similar isolation orders; (iii) reduced capacity if personnel are infected or quarantined; (iv) decline in researcher demand for specimens; and (v) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

The COVID-19 outbreak has continued to impact the Company’s operations during the six months ended June 30, 2021. In response to the COVID-19 outbreak, the Company initially implemented measures to help stabilize revenue as well as measures to reduce costs. To stabilize revenue, the Company added COVID-19 samples to its product line to support growing research in this area and also implemented mobile phlebotomy to more easily access research subjects. While research continues in this area, through June 2021, specimen requests for COVID-19 samples are declining, when compared to the same period in 2020. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company expects this matter to continue to have an impact on its results of operations, financial condition, and liquidity. However, the extent of the financial impact and the duration cannot be reasonably estimated at this time.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s financial statements for the year ended December 31, 2020. There were no significant changes to these accounting policies during the six months ended June 30, 2021.

Use of Estimates

The preparation of the Company’s unaudited interim condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its warrants, deferred tax valuation allowances, revenue recognition, share-based compensation, derivative liabilities for embedded conversion features, and accrued expenses amongst others. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At June 30, 2021 and December 31, 2020, substantially all of the Company’s cash was deposited in accounts at one financial institution. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

Concentration of credit risk with respect to accounts receivable is typically related to customers who account for a significant portion of revenue. During the three months ended June 30, 2021, two customers represented approximately 14% and 10% of the Company’s revenues and comprised 15% and 4% of accounts receivable and 0% and 0% of accounts receivable-unbilled at June 30, 2021. During the three months ended June 30, 2020, one customer represented approximately 31% of the Company’s revenues and comprised 1% of accounts receivable, and 0% of accounts receivable-unbilled at June 30, 2020.

During the six months ended June 30, 2021, two customers represented approximately 14% and 11% of the Company’s revenues and comprised 4% and 2% of accounts receivable and 0% and 0% of accounts receivable-unbilled at June 30, 2021. During the six months ended June 30, 2020, two customers represented approximately 30% and 18% of the Company’s revenues and comprised 1% and 0% of accounts receivable, and 0% and 53% of accounts receivable-unbilled at June 30, 2020.

During the three months ended June 30, 2021 and 2020, revenue attributable to customers located in foreign countries represented approximately 11% and 4% of revenue, respectively. During the three months ended June 30, 2021 and 2020, accounts receivable attributable to customers located in foreign countries represented approximately 8% and 6% of accounts receivable, respectively. During the three months ended June 30, 2021 and 2020, accounts receivable-unbilled attributable to customers located in foreign countries represented approximately 6% and 1% of accounts receivable-unbilled, respectively.

During the six months ended June 30, 2021 and 2020, revenue attributable to customers located in foreign countries represented approximately 8% and 7% of revenue, respectively. During the six months ended June 30, 2021 and 2020, accounts receivable attributable to customers located in foreign countries represented approximately 8% and 6% of accounts receivable, respectively. During the six months ended June 30, 2021 and 2020, accounts receivable-unbilled attributable to customers located in foreign countries represented approximately 6% and 1% of accounts receivable-unbilled, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of June 30, 2021 and December 31, 2020 because of their short-term nature. The liability in connection with conversion features included within certain of the Company’s convertible notes payable and bridge notes payable are classified as a derivative liability for embedded conversion features on the balance sheets and were considered to be a Level 3 liability.

Deferred Initial Public Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred initial public offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred initial public offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations. On June 21, 2021, the Company consummated its IPO; accordingly, the Company recognized deferred initial public offering costs of approximately $0.6 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company recorded approximately $2.3 million of offering costs in additional paid-in capital in connection with the IPO. Accordingly, there were no deferred offering costs as of June 30, 2021. The Company had approximately $265,000 of deferred offering costs related to the IPO which were recorded in other current assets on the balance sheet as of December 31, 2020.

Derivative Liability for Embedded Conversion Features

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other bifurcated embedded derivative instruments in the convertible instrument, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue using the five step approach as follows: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the Company satisfies the performance obligations.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company generates revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for the Company’s medical research customers using the Company’s proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to the Company’s customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer specification(s) from a supplier, on a “best efforts” basis, for the Company’s customer at the agreed price per specimen as indicated in the customer contract with the Company. The Company does not currently charge suppliers or customers for the use of the Company’s proprietary software. Each customer will execute a material and data use agreement with the Company or agrees to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

Specimen collections occur at supply sites within the Company’s network. “Collection” is when the specimen has been removed, or “collected” from the patient or donor. A specimen is often collected specifically for a particular Company order. Once collected, the specimen is assigned by the supplier to the Company and control of the specimen passes to the Company. “Accession” is the process whereby a collected specimen and associated data are registered and assigned in the iSpecimen Marketplace to a particular customer order, which can occur while a specimen is at the supplier site or while at the Company site and is when control of the specimen passes to the customer. Suppliers may ship specimens to the Company or directly to the customer, if specimens must be delivered within a short time period (less than 24 hours after collection) or shipping to the Company is not practical.

The Company has evaluated principal versus agent considerations as part of the Company’s revenue recognition policy. The Company has concluded that it acts as principal in the arrangement as it manages the procurement process from beginning to end and determines which suppliers will be used to fulfill an order, usually take physical possession of the specimens, set prices for the specimens, and bear the responsibility for customer credit risk.

The Company recognizes revenue over time, as the Company has created an asset with no alternative use to the Company which has an enforceable right to payment for performance completed to date. At contract inception, the Company reviews a contract, and related order upon receipt, to determine if the specimen ordered has an alternative use by us. Generally, specimens ordered do not have an alternative future use to the Company and the performance obligation is satisfied when the related specimens are accessioned. The Company uses an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned. In the rare circumstances where specimens do have an alternative future use, the Company’s performance obligation is satisfied at the time of shipment.

Customers are typically invoiced upon shipment. Depending on the quantity of specimens ordered, it may take several accounting periods to completely fulfill a purchase order. In other words, there can be multiple invoices issued for a single purchase order, reflecting the specimens being accessioned over time. However, specimens are generally shipped as soon as possible after they have been accessioned.

Once a specimen that has no alternative future use, and for which the Company has an enforceable right to payment, has been accessioned, the Company records the offset to revenue in accounts receivable -- unbilled. Once the specimen has been shipped and invoiced, a reclassification is made from accounts receivable -- unbilled to accounts receivable.

Customers are generally given fourteen days from the receipt of specimens to inspect the specimens to ensure compliance with specifications set forth in the purchase order documentation. Customers are entitled to either receive replacement specimens or receive reimbursement of payments made for such specimens. The Company has a nominal history of returns for nonacceptance of specimens delivered. When this has occurred, the Company has given the customer a credit for the returns. The Company has not recorded a returns allowance.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The following table summarizes the Company’s revenue for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Specimens – contracts with customers	$2,829,214	$1,483,613	$5,776,509	$3,184,955
Shipping and other	74,662	20,956	91,174	31,273
Revenue	$2,903,876	$1,504,569	$5,867,683	$3,216,228

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of June 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $147,714 and $108,096, respectively.

The Company applies the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs incurred are included in cost of revenue.

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities, depending on the specific terms of the warrant agreement. The warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date and are considered compensatory. For additional discussion on warrants, see Note 9.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted- average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, the potential impact of shares to be issued upon conversion of Series A, Series A-1 and Series B preferred stock, stock options, and warrants to purchase common stock are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The table below provides common stock equivalents excluded from diluted net loss per share for the following periods:

	Six months ended June 30,
	2021	2020
Shares issuable upon conversion of preferred stock	—	1,291,012
Shares issuable upon exercise of stock options	224,914	253,575
Shares issuable upon exercise of warrants to purchase common stock	23,309	23,309
Shares issuable upon exercise of Underwriter Warrants to purchase common stock	90,000	—

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

3.FACTORING OF ACCOUNTS RECEIVABLE

On January 1, 2021 the Company entered into a factoring agreement (the “Factoring Agreement”) with Versant Funding LLC (“Versant”), in which the Company agreed to sell a minimum of $1.2 million of its accounts receivable without recourse, and which the Company granted Versant a security interest in substantially all of the Company’s assets, in accordance with the terms of the Factoring Agreement.

During the six months ended June 30, 2021, total net receivables sold under the Factoring Agreement was approximately $3.4 million. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to Versant, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the Company’s customer(s). Information on accounts receivable identified for factoring are provided and verified by Versant prior to being accepted for factoring. Pursuant to the Factoring Agreement, the Company will receive an advance of 75% of the value of the purchased accounts receivable upfront with the remaining 25% holdback being classified as due from factoring in the condensed balance sheets. Upon receipt of the payment from the customer, Versant will calculate the applicable factoring fee from invoice date through the actual collection date, and will remit the remaining 25% holdback of the value of the factored accounts receivable, less their factoring fees, to the Company. The factoring fees range from 2.5% to 15% of the purchase price of the accounts receivable based on the age of the accounts receivable when collected. The Company is also charged for certain reimbursable administrative fees incurred on its behalf for the management of the program. In connection with the Factoring Agreement, the Company entered into a security agreement, granting to Versant a security interest in substantially all of the Company’s assets to secure the Company’s obligations under the Factoring Agreement. The sales of accounts receivable in accordance with the factoring arrangements are recognized as a reduction of accounts receivable, net in the balance sheet.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Factoring fees paid under these arrangements totaled approximately $104,653 for the three months ended June 30, 2021, and $256,899 for the six months ended June 30,2021 which were recorded in general and administrative expenses in the condensed statements of operations. Upon termination of the Factoring Agreement on June 30, 2021, the Company paid Versant $139,374 in settlement of its balance payable to Versant pursuant to the Factoring Agreement. Upon termination of the Factoring Agreement, all future payments of accounts receivable shall be made directly to the Company.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	June 30,	December 31,
	2021	2020
	(unaudited)
Website	$107,926	$105,376
Computer equipment and purchased software	84,589	84,589
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	24,935	24,935
Total property and equipment	340,083	337,533
Accumulated depreciation	(284,204)	(261,944)
Total property and equipment, net	$55,879	$75,589

Depreciation expense for property and equipment was $11,130 and $14,340 for the three months ended June 30, 2021 and 2020, respectively, and $22,260 and $28,680 for the six months ended June 30, 2021 and 2020, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the six months ended June 30, 2021 and 2020, the Company capitalized $440,331 and $591,017, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $236,355 and $213,749 of amortization expense associated with capitalized internally developed software costs during the three months ended June 30, 2021 and 2020, respectively. The Company recognized $471,584 and $420,257 of amortization expense associated with capitalized internally developed software costs during the six months ended June 30, 2021 and 2020, respectively.

6.DEBT

Note Payable

In May 2020, the Company applied for and received $783,008 in unsecured loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Under the terms of the promissory note (the “PPP Note”) and the PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. Interest expense under the PPP Loan amounted to $0 and $558 for the three months ended June 30, 2021 and 2020, respectively. Interest expense under the PPP Loan amounted to $279 and $558 for the six months ended June 30, 2021 and 2020, respectively.

The Company received full forgiveness of all outstanding principal of, and accrued and unpaid interest on the PPP Loan as of January 13, 2021. The forgiveness of the PPP Loan qualified for debt extinguishment and as a result, the outstanding principal and accrued and unpaid interest on the PPP Loan was recorded as a net gain on extinguishment of the PPP Loan totaling $788,156 for the six months ended June 30, 2021 and the debt was eliminated from the Company’s balance sheet.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Related Party Convertible Notes Payable

During 2017 and 2018, the Company issued Related Party Convertible Promissory Notes (the “Convertible Notes”) to related parties totaling $5,500,000. The Convertible Notes bear interest at a rate of six percent (6%) per annum, without compounding. The Convertible Notes are convertible into shares of the Company’s preferred stock, upon the following: (i) a new permanent equity financing yielding gross proceeds of in excess of $10,000,000, including conversion of the outstanding principal of the Convertible Notes (a “Qualified Equity Financing”), (ii) achievement of positive free cash flow from operations on a quarterly basis for the two consecutive quarters ending 90 days prior to the maturity date, (iii) an acquisition, or (iv) upon election of the holders of the majority of the aggregate principal outstanding (the “Majority Lenders”). Preferred stock issued on conversion shall be shares of the Company’s stock that have substantially the same rights and preferences as the Company’s Series B Preferred Stock or that which is issued in such Qualified Equity Financing, depending on the applicable conversion event. During 2021, there have been no changes to the conversion prices which are detailed in the Company’s audited financial statements for the years ended December 31, 2020 and 2019. The conversion rate shall be equal to the issue price of the IPO Stock less a thirty percent (30)% discount.

The maturity date on the Convertible Notes is the earliest occurrence of (i) the closing of a Qualified Equity Financing, (ii) the date upon which prepayment by the Company occurs with the consent of the Majority Lenders, (iii) the date upon which the Convertible Notes are otherwise converted into equity securities, or (iv) March 31, 2020. In March 2020, the Majority Lenders elected to extend the maturity date through September 30, 2020. On October 1, 2020, the maturity date was further extended to March 31, 2021. On March 8, 2021, the maturity date was further extended to June 30, 2021.

The Company has determined that the terms related to the Qualified Equity Financing conversion and acquisition conversion features (collectively, the “Embedded Conversion Features”) were determined to not be clearly and closely related to the Convertible Note host instrument and meet the definition of a derivative. Therefore, the Embedded Conversion Features were bifurcated from the Convertible Notes and separately measured at fair value. The derivative liability has been subsequently marked-to-market each reporting period with changes in fair value recognized in the statement of operations (see Note 7).

Interest expense on the Convertible Notes totaled $74,137 and 82,274 for the three months ended June 30, 2021 and 2020, respectively.

Interest expense on the Convertible Notes totaled $156,411 and $164,548 for the six months ended June 30, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Convertible Notes totaled $0 and $9,189 at June 30, 2021 and December 31, 2020, respectively.

Debt discounts on the Convertible Notes totaled $0 and $0 as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021 and 2020, amortization of debt discounts amounted to $1,088 and $139,232, respectively.

Conversion of Convertible Notes Payable

In connection with the consummation of the IPO, the Company converted all $5,491,663 of its outstanding principal and all unpaid and accrued interest of $1,257,066 of the Convertible Notes into 1,206,614 shares of common stock on June 21, 2021 at a conversion price of $5.60 per share. As of June 30, 2021, there were no Convertible Notes outstanding. The Company incurred an approximate $260,000 loss on conversion of the Convertible Notes during the three months ended June 30, 2021.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Bridge Financing

During 2020, 2019 and 2018, the Company issued certain Secured Promissory Notes (the “Bridge Notes”) to new investors and existing stockholders in an amount of $6,500,000 in order to finance the Company’s interim working capital needs. Of this amount, $1,905,000 was issued to related parties (“Related Party Bridge Notes”). The Bridge Notes, including the Related Party Bridge Notes, have identical terms.

On April 16, 2021 and May 20, 2021, the Company issued additional Related Party Bridge Notes to related parties in the aggregate amount of $500,000 in order to finance the Company's working capital needs. The terms of the notes are identical to the Amended Bridge Notes (see further details below).

The Bridge Notes bear interest at a rate of twenty-four percent (24%) per annum, without compounding. The Bridge Notes and all accrued interest are due and payable on the earliest occurrence of (i) a Qualified Equity Financing, (ii) the sale of the Company, (iii) prepayment by the Company, or (iv) December 31, 2019, which was subsequently extended to June 30, 2020. In June 2020, the Bridge Notes were amended to further extend the maturity date through September 30, 2020. On October 1, 2020, the Company amended the Bridge Notes to extend the maturity date to March 31, 2021 and to increase the interest rate from 24% to 30% after October 1, 2020. On March 15, 2021, the Company entered into an Amendment to the Bridge Notes and the maturity date was further extended to April 30, 2021. The Bridge Notes will be repayable upon demand of the Majority Lenders of the Bridge Notes at any time on or after the maturity date. The Bridge Notes are senior in right of payment and priority to any Convertible Debt and subordinated to any Senior Debt. The investors that hold the Bridge Notes are granted a security interest in substantially all assets of the Company (“Collateral”).

On March 15, 2021, the Company entered into a Fifth Amendment (the “Amendment”) to the Note Subscription Agreements and Secured Promissory Notes. The Bridge Notes are hereafter referred to as the “Amended Bridge Notes”.

The terms of the Amendment are as follows:

Maturity Date

The Amended Bridge Notes shall bear interest, on a non-compounding basis, at a rate of thirty percent (30%) per annum from and after October 1, 2020, due on maturity on the earlier of (i) the closing of an initial public offering yielding gross proceeds in excess of $18,000,000, exclusive of any existing Convertible Notes (a “Qualified IPO”), (ii) the sale of the Company, (iii) prepayment by the Company, or (iv) April 30, 2021. The Majority Lenders may, with the approval of the Company, elect to extend the maturity date one or more times, at their discretion. On April 28, 2021, the maturity date was further extended to May 31, 2021. On May 12, 2021, the maturity date was further extended to June 30, 2021.

Elective Conversion Upon a Qualified IPO

The holders of the Amended Bridge Notes may voluntarily elect, at any time prior the maturity date and up to March 19, 2021, to convert 50% or more of the outstanding unpaid principal plus any amount of outstanding unpaid interest at the time of the Qualified IPO, into the same class or series of securities of the Company to be offered and issued in the Qualified IPO (the “IPO Stock”). The conversion rate shall be equal to the issue price of the IPO Stock less a thirty percent (30%) discount (“the Elective Conversion Stock”). The elective conversion amount shall be deducted from the amount of principal and interest outstanding in order to arrive at an adjusted principal and interest repayment amount. The sum of the amounts being converted on the Amended Bridge Notes shall first convert the outstanding principal and then the outstanding interest second.

Repayment of Adjusted Outstanding Interest and Principal Upon a Qualified IPO

If a Qualified IPO is consummated prior to the maturity date, and the holders have not voluntarily converted, the Company shall make a cash payment to the holders of the Amended Bridge Notes equal to the greater of either the total adjusted outstanding interest or one and one-half times (1.50X) the Third-Party Loan Proceeds (“Note Repayment Proceeds”). Third-Party Loan Proceeds are defined as

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

the net cash proceeds received by the Company from an institutional lender, commercial bank, or other similar lender consummated on or about the time of the Qualified IPO (or contingent upon the closing of the Qualified IPO).

Repayments shall first be applied to the adjusted outstanding interest due in cash to the holders of the Amended Bridge Notes . The residual value shall be next applied to the adjusted outstanding principal (the “Principal Repayment Proceeds”). The remaining cash repayment shall be calculated by multiplying the Principal Repayment Proceeds by a fraction, the numerator of which is equal to the adjusted principal repayment amount of such note holder, and the denominator of which is equal to the total adjusted outstanding principal to all note holders. In no event shall any cash payment be made to any note holder exceed the sum of the adjusted interest repayment amount plus the adjusted principal repayment amount for such note holder.

Automatic Conversion or Debt Extension

Any remaining unpaid principal, calculated by subtracting the Principal Repayment Proceeds from the total adjusted outstanding principal (the “Automatic Principal Conversion Amount”), shall then automatically convert into IPO Stock at a rate equal to the issue price of the IPO Stock less a ten percent (10%) discount (that is, at a rate of ninety percent (90%) of the issue price of the IPO Stock; such discounted IPO Stock; the “Automatic Conversion Stock”). If the Company is unable to repay at least twenty-five percent (25%) of the total adjusted outstanding principal of the Amended Bridge Notes (“the “Principal Repayment Floor”), then no Automatic Conversion Stock shall be issued and the total adjusted outstanding principal on the Amended Bridge Notes shall remain on the books of the Company under their existing Bridge Notes which shall automatically be amended to (i) have their interest rates adjusted to a rate of fifteen percent (15%) per annum and (ii) have their maturity date set to a date that is eighteen (18) months from the date of the Qualified IPO.

Amended Bridge Notes Embedded Conversion Features

The Company has determined that the terms related to the elective and automatic conversion features (collectively, the “Amended Bridge Notes Embedded Conversion Features”) were determined to not be clearly and closely related to the Amended Bridge Notes host instrument and meet the definition of a derivative. Therefore, the Amended Bridge Notes Embedded Conversion Features were bifurcated from the Amended Bridge Notes and separately measured at fair value. The derivative liability has been subsequently marked-to- market each reporting period with changes in fair value recognized in the statement of operations.

The Amended Bridge Notes Embedded Conversion Features were initially recorded as a component of the loss on debt extinguishment with an offset to the derivative liability at fair value. No related discount will be recorded on the Amended Bridge Notes, and the derivative liability will not be amortized using the effective interest rate over the term of the Amended Bridge Notes.

Debt Extinguishment

The Company evaluated the terms of the March 15, 2021 Amendment. This evaluation included analyzing whether there are significant and consequential changes to the economic substance of the Bridge Notes. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment. A modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date would always be considered substantial and require extinguishment accounting. The addition of the elective and mandatory conversion options, as described above, would be considered substantive based on the likelihood of the option being exercised in the near future in connection with a Qualified IPO event. Accordingly, the Company accounted for the amendment of the Notes as an extinguishment of the original Bridge Notes.

As a result, the Company recorded a loss on extinguishment of $2,740,425. The extinguishment loss also included a write-off of unamortized debt issuance costs of approximately $5,700. Additionally, the Company recorded a discount on the Amended Bridge Notes of approximately $869,600, which was amortized through interest expense over the life of the Amended Bridge Notes (i.e., March 15, 2021 through April 30, 2021).

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Interest expense on the Bridge Notes, including $175,241 and $99,028 of related party interest expense, totaled $484,931 and $373,972 for the three months ended June 30, 2021 and 2020, respectively.

Interest expense on the Bridge Notes, including $314,593 and $198,056 of related party interest expense, totaled $960,410 and $741,370 for the six months ended June 30, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Bridge Notes totaled $0 and $7,222 for the three and six months ended June 30, 2021 and 2020, respectively.

Amortization of the debt discount on the Amended Bridge Notes totaled approximately $579,733 and $0 for the three months ended June 30, 2021 and 2020, respectively. Amortization of the debt discount on the Amended Bridge Notes totaled approximately $869,600 and $0 for the six months ended June 30, 2021 and 2020, respectively.

Conversion of Bridge Notes

Upon the completion of the IPO, the Company converted $4,000,000 of its outstanding principal and accrued interest of $717,646 of the Bridge Notes, as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. The Company recognized a gain on the conversion of $9,746. As of June 30, 2021, there was a remaining principal balance of $3.0 million on the Bridge Notes. The remaining principal of $3,000,000 accrues interest at a rate of fifteen percent (15%) per annum with a maturity date of December 16, 2022.

The conversion of the Amended Bridge Notes and Convertible Notes upon the consummation of the IPO resulted in an increase in total stockholder’s equity of $16,392,344. The components of this non-cash transaction are as follows

Derivative liability on the Convertible Notes reclassified to equity	$2,644,000
Extinguishment of Convertible Notes principal	5,486,199
Accrued and unpaid interest on the Convertible Notes	1,257,066
Accumulated amortization on debt issuance costs	33,035
Loss on extinguishment of Convertible Notes	260,183
Write off of debt issuance costs	(27,571)
Derivative liability the Bridge Notes reclassified to equity	2,031,300
Extinguishment of Bridge Notes principal	4,000,000
Accrued and unpaid interest on the Bridge Notes	717,646
Gain on extinguishment of Bridge Notes	(9,514)
Total conversion of Convertible Notes and Bridge Notes into common stock	$16,392,344

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

7.FAIR VALUE OF DERIVATIVE LIABILITIES

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the Company’s balance sheets as of the following dates indicated:

Fair Value at June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability on convertible notes payable, related parties	$—	$—	$—	$—
Derivative liability on bridge notes payable and bridge notes payable, related parties	—	—	—	$—
Total liabilities	$—	$—	$—	$—

	Fair value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability on convertible notes payable, related parties	$2,373,000	$—	$—	$2,373,000
Total liabilities	$2,373,000	$—	$—	$2,373,000

The table below provides a summary of the changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30:

	2021	2020

Balance, beginning of period	$2,373,000	$2,214,000
Derivative liability on bridge notes payable and bridge notes payable, related parties	3,614,000	—
(Gain) loss included in earnings	(1,311,700)	22,000
Reclassification to equity in connection with debt conversion	(4,675,300)	—
Balance, end of period (unaudited)	$—	$2,236,000

Derivative Liability on Convertible Notes Payable, Related Parties

The Embedded Conversion Features are separately measured at fair value, with changes in fair value recognized in current operations. The Company used a scenario-based analysis to estimate the fair value of the Embedded Conversion Features at issuance of the Convertible Notes. The scenario-based analysis estimates the fair value of the Convertible Notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios. Estimating fair values of Embedded Conversion Features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the Embedded Conversion Features are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes. The original values of the Embedded Conversion Features were recorded as a derivative liability with the offset as a debt discount to the Convertible Notes which was amortized over the original term of the Convertible Notes.

Immediately prior to the IPO, the derivative liability was marked to fair value resulting in a loss of $117,000 for the three months ended June 30, 2021. The derivative liability on the related party convertible notes payable was reclassified to equity on June 21, 2021, upon the conversion of the Convertible Notes to common stock in connection with the consummation of the IPO.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Derivative Liability on Bridge Notes Payable and Bridge Notes Payable, Related Parties

The Embedded Conversion Features are separately measured at fair value, with changes in fair value recognized in current operations. The Company used a scenario-based analysis to estimate the fair value of the Embedded Conversion Features at issuance of the Amended Bridge Notes. The scenario-based analysis estimates the fair value of the Amended Bridge Notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, and settlement scenarios. Estimating fair values of Embedded Conversion Features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the Embedded Conversion Features are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes. The Amended Bridge Notes Embedded Conversion Features were initially recorded as a component of the loss on debt extinguishment with an offset to the derivative liability at fair value. No related discount will be recorded on the Amended Bridge Notes, and the derivative liability will not be amortized using the effective interest rate over the term of the Amended Bridge Notes.

Immediately prior to the IPO, the derivative liability was marked to fair value. A portion of the Bridge Note holders did not elect to convert at the IPO, as a result, the Company recorded a gain of $1,630,700 for the three months ended June 30, 2021. The derivative liability balance on the Amended Bridge Notes payable was reclassified to equity on June 21, 2021, upon the conversion of the Amended Bridge Notes to common stock in connection with the consummation of the IPO, as the Amended Bridge Notes did not contain any further conversion features subsequent to the IPO.

8.COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space in Lexington, Massachusetts under a non-cancelable operating lease that was entered into in September 2012 and most recently amended on April 10, 2017. The lease requires monthly rental payments, presented by year in the table below, which escalate during the lease term and expires on February 28, 2024. The difference between straight-line rent expense and rent paid is immaterial as of June 30, 2021.

Year Ending December 31,	Operating Leases
2021 (remaining)	$80,706
2022	163,158
2023	165,254
2024	27,601
Total	$436,719

Rent expense for the three months ended June 30, 2021 and 2020 amounted to $26,902 and $26,553, respectively. Rent expense for the six months ended June 30, 2021 and 2020 amounted to $67,080, and $69,518, respectively.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2021, there was no material litigation against the Company.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

9.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Immediately following the closing of the IPO, pursuant to the Company’s fourth amended and restated certificate of incorporation, the Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors be issued in one or more series.

Redeemable Convertible Preferred Stock

Upon the consummation of the IPO, 1,291,012 shares of outstanding preferred stock automatically converted into 1,291,012 shares of common stock. As of June 30, 2021, there were no shares of preferred stock outstanding.

Common Stock

The Company issued 2,250,000 shares of common stock in connection with the IPO during the six months ended June 30, 2021. Additionally, the Company issued 1,206,614 shares of common stock in connection with the conversion of all the Convertible Notes and accrued interest and 842,429 shares of common stock in connection with the conversion of $4.7 million of the outstanding principal and accrued interest on the Bridge Notes.

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock, par value $0.0001 (the “Underwriter Warrant”). The Underwriter Warrant is exercisable at a per share exercise price of $10.00, and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the registration statement. The Warrant becomes exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of these warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs.

Warrants

At June 30, 2021, and excluding the Underwriter Warrant, the Company had outstanding warrants to purchase 23,309 shares of common stock at an exercise price of $0.06 per share, which expire in September 2021. The weighted average exercise price is $0.06 and the weighted average time to expiration is 0.25 years.

During the six months ended June 30, 2021, no warrants to purchase common stock were issued, except those issued to the Underwriter. Additionally, during the six months ended June 30, 2021, no warrants to purchase common stock were exercised or expired.

10.SHARE-BASED COMPENSATION

Stock Options

As of June 30, 2021, there were 99,061 shares available for future grants under the Company’s 2013 Stock Incentive Plan.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The following assumptions were used to estimate the fair value of stock options granted using the Black- Scholes-Merton option pricing model during the six months ended June 30:

	2021	2020
Assumptions:
Risk-free interest rate	0.47% – 0.66%	1.35% – 1.41%
Expected term (in years)	5.81 – 5.89	5.57 – 6.14
Expected volatility	49.83% – 49.98%	43.11% – 43.91%
Expected dividend yield	—%	—%

A summary of stock option activity under the Plans is as follows:

			Weighted Average
			Remaining
	Options	Weighted Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2020	251,847	$1.00	8.06	$89,100
Granted	14,515	$3.83	9.52	—
Exercised	(39,461)	$1.00	—	—
Cancelled/forfeited	(1,987)	$1.00	—	—
Balance at June 30, 2021	224,914	$1.18	7.85	$1,392,403

Options exercisable at June 30, 2021	198,521	$1.00	7.54	$1,234,801

The aggregate intrinsic value in the table above represents the difference between the Company’s stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The total intrinsic value of stock options exercised was approximately $245,447 during the three and six months ended June 30, 2021, respectively.

The weighted-average grant date fair value of stock options issued in the six months ended June 30, 2021 and 2020 was $1.77 and $0.72, respectively. The Company recorded $28,374 and $29,287 of compensation expense for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $50,410 and $51,332 of compensation expense for six months ended June 30, 2021 and 2020, respectively. A total of $67,575 of unamortized compensation expense at June 30, 2021, will be recognized over the remaining requisite service period of 1.76 years. During the first six months of 2021 and 2020, the Company received proceeds of $39,633 and $0 from the exercise of stock options, respectively.

2021 Stock Incentive Plan

On June 16, 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan (“the 2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, restricted stock units and other stock-based awards. The Company’s Board of Directors, or any committee to which the Board of Directors delegates such authority, has the sole discretion in administering, interpreting, amending or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 608,000 shares of the Company’s common stock, and the 2021 Plan was made effective with the completion of the IPO. No equity awards were issued from the 2021 Plan during the six months ended June 30, 2021.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

11.INCOME TAXES

As of June 30, 2021, the Company had federal net operating loss carryforwards of approximately $30,200,000 of which approximately $13,000,000 expire at various periods through 2037 and approximately $11,600,000 can be carried forward indefinitely. As of June 30, 2021, the Company had state net operating loss carryforwards of approximately $20,300,000 that expire at various periods through 2040. At June 30, 2021, the Company had federal and state tax credits of approximately $765,000 available for future periods that expire at various periods through 2041. Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

12.SUBSEQUENT EVENTS

On July 1, 2021, the Company issued and sold 337,500 additional shares of common stock, pursuant to the underwriters’ exercise of its overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. The net proceeds from the overallotment were $2.5 million after deducting underwriting discounts of $0.2 million. Inclusive of the underwriters’ option to purchase additional shares, the Company received approximately $18.2 million in net proceeds from the IPO, after deducting underwriting discounts of $1.9 million and other offering costs of $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to iSpecimen Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 21, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in 2009 under the laws of the state of Delaware. Our mission is to accelerate life science research and development via a single global marketplace platform, the iSpecimen Marketplace, that connects researchers to subjects, specimens, and associated data. We are headquartered in Lexington, Massachusetts. We operate as one operating and reporting segment.

In addition to creating a single global platform where both specimen providers and researchers can connect, the iSpecimen Marketplace automates the process of searching for and selecting specimens for research. The platform taps into healthcare provider data to gain insights into the available samples in biobanks or laboratories, or to gain insights into the patient populations to support specimen collections directly from research subjects. The platform receives de-identified data from electronic medical records, laboratory information systems, and other healthcare data sources of available specimens and research subjects and harmonizes the data across all participating organizations.

Researchers can search this data using our intuitive, web-based user interface to obtain specimens more efficiently. They can instantly find the specific specimens they need for their studies, request quotes for these specimens or for custom collections directly from research subjects, place orders, and track and manage their specimens and associated data across projects.

Biospecimen providers also gain efficiencies using the iSpecimen Marketplace, not only because the platform provides instant access to a large researcher base, but because the technology orchestrates the bioprocurement workflow from specimen request to fulfilment. Specimen providers access intuitive dashboards to view requests, create proposals, and track and manage their orders.

Finally, the platform helps with administrative and reporting functions for researchers, suppliers, and our internal personnel, including user and compliance management.

The iSpecimen Marketplace is composed of four major functional areas: search; workflow; data; and administration and reporting. We continue to invest in the evolution of these areas to improve engagement with the platform and liquidity across it. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position our Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

The iSpecimen Marketplace currently supports the supply chain management and bioprocurement process for specimens and associated data. We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites comprising our network, and delivering them to our medical research customers using our proprietary software to identify and locate the required specimens. Costs paid to acquire specimens from hospitals and laboratories generally varies depending upon the sample type, collection requirements, and data provided. We generally operate in a “just in time” fashion, meaning we procure specimens from our suppliers and distribute specimens to our customers after we obtain an order for specimens from a research client. Generally, we do not speculatively purchase and bank samples in anticipation of future, unspecified needs. We believe our approach offers many advantages over a more traditional inventory-based supplier business model where biorepositories take inventory risks, and where inventory turnover and cash conversion cycles can be lengthy.

On March 30, 2021, we effected a 1-for-5.545 reverse stock split of our issued and outstanding shares of common stock, as well as effected a proportional adjustment to the existing conversion ratios for our redeemable convertible preferred stock. All historical share and per share information shown herein and in our unaudited condensed financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

On June 16, 2021, we completed an IPO in which we issued and sold 2,250,000 shares of our common stock at a public offering price of $8.00 per share, resulting in aggregate gross proceeds of $18.0 million. On July 1, 2021, we issued and sold 337,500 additional shares of common stock, pursuant to the underwriters’ exercise of its overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. The net proceeds from the overallotment were $2.5 million after deducting underwriting discounts of $0.2 million. Inclusive of the underwriters’ option to purchase additional shares, we received approximately $18.2 million in net proceeds from the IPO after deducting underwriting discounts of $1.9 million and other offering costs of $0.6 million.

Upon completion of the IPO, the Company converted all 1,291,012 shares of outstanding redeemable convertible preferred stock into 1,291,012 shares of common stock, all $5.5 million of its outstanding principal and all unpaid and accrued interest of approximately $1.3 million of convertible notes into 1,206,614 shares of common stock at a conversion price of $5.60 per share, and $4 million of its outstanding principal and accrued interest of $0.7 million of bridge notes, as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. As of June 30, 2021, there were no convertible notes outstanding. As of June 30, 2021, there was a remaining principal balance of $3.0 million on bridge notes. The remaining principal of $3.0 million accrues interest at a rate of fifteen percent (15%) per annum with a maturity date of December 16, 2022.

Impact of the COVID-19 Pandemic on Our Operations

We are subject to the risks arising from the SARS-Cov2 (“COVID-19”) outbreak’s social and economic impacts on the healthcare services industry. Our management believes that the social and economic impacts, could have a significant impact on future financial condition, liquidity, and results of operations, which include but are not limited to the following: (i) restrictions on in-person activities arising from shelter-in- place, or similar isolation orders, that limit our ability to procure specimens through our supply chain; (ii) decline in researcher demand for specimens; and (iii) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

Beginning in March 2020, COVID-19 affected our supply chain’s ability to fulfill specimen requests. As healthcare providers dealt with the COVID-19 pandemic, many temporarily shuttered their research operations, including biospecimen collection capabilities, as they deployed resources to more critical parts of their organization or their employees stayed home to support social distancing measures. As a result, by April 2020, more than 40% of our worldwide supply was fully disabled, more than 40% was partially disabled, and less than 15% was fully operational. Consequently, during the three months beginning April 2020, while our purchase order value increased by more than 300% compared to same period in 2019, our ability to fulfill these orders was negatively impacted by COVID-19 and resulted in our revenue only increasing year over-year by less than 35% compared to the same period in 2019.

In response to the COVID-19 outbreak, we implemented measures to help stabilize revenue, improve our cash position, and reduce costs. In May 2020, we applied for and received a loan in the amount of $783,008 from the Paycheck Protection Program under the CARES Act. Cost saving measures included the elimination of non-essential travel and in-person training activities, deferral of certain planned expenditures, and the furlough of 7% of our employees in August 2020.

To stabilize revenue, we added COVID-19 samples to our product line to support growing research in this area and also contracted with mobile phlebotomy service providers to more easily collect specimens from research subjects who may be practicing social distancing. We received our first request for samples from patients with a prior or current COVID-19 infection on March 18, 2020, and through June 30, 2021, we fulfilled additional COVID-19 specimen requests. Because of our large, geographically diverse network with many sites around the country and the world, we were able to respond quickly to this new demand and match requests for COVID-19 specimens to sites in areas of outbreak. As a result, during the three and six months ended June 30, 2021 and 2020, approximately 22%, 39%, 47%, and 28% , respectively of our total purchase orders were related to COVID-19 specimens. There were no COVID-19 related purchase orders for the first quarter of the prior year.

With the easing of restrictions, our supply sites are mostly operational as of June 30, 2021, and we are starting to experience an increase in non-COVID-19 specimen collections. There is still considerable uncertainty around the duration of this COVID-19 outbreak and its future impact. While we implemented measures to help stabilize revenue as well as measures to reduce costs in response to the COVID-19 outbreak, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we expect this matter to continue to have an impact on our results of operations, financial condition, or liquidity, which cannot be reasonably estimated at this time.

Components of Our Results of Operations

Revenue

We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for our medical research customers using our proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to our customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer specification(s) from a supplier, on a “best efforts” basis, for our customer at the agreed price per specimen as indicated in the customer contract with the Company. We do not currently charge suppliers or customers for the use of our proprietary software. Each customer will execute a material and data use agreement with the Company or agrees to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

We recognize revenue over time, as we have created an asset with no alternative use and we have an enforceable right to payment for performance completed to date. At contract inception, we review a contract and related order upon receipt to determine if the specimen ordered has an alternative use by us. Generally, specimens ordered do not have an alternative future use to us and our performance obligation is satisfied when the related specimens are accessioned. We use an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned. Customers are typically invoiced upon shipment. Depending on the quantity of specimens ordered, it may take several accounting periods to completely fulfill a purchase order. In other words, there can be multiple invoices issued for a single purchase order, reflecting the specimens being accessioned over time. However, specimens are generally shipped as soon as possible after they have been accessioned.

Cost of Revenue

Cost of revenue primarily consists of the purchase price to acquire specimens from hospitals and laboratories, inbound and outbound shipping costs, supply costs related to samples, payment processing and related transaction costs, and costs paid to the supply sites to support sample collections. Shipping costs upon receipt of products from suppliers are recognized in cost of revenue.

Additionally, we believe that loss from operations is a more meaningful measure of profitability than gross profit due to the nature of specimens accessioned and the diversity of our pricing.

Technology

Technology costs include payroll and related expenses for employees involved in the development and implementation of our technology, software license and system maintenance fees, outsourced data center costs, data management costs, depreciation and amortization, and other expenses necessary to support technology initiatives. Collectively, these costs reflect the efforts we make to offer a wide variety of products and services to our customers. Technology and data costs are generally expensed as incurred.

A portion of technology costs are related to research and development. Costs incurred for research and development are expensed as incurred, except for software development costs that are eligible for capitalization. Research and development costs primarily include salaries and related expenses, in addition to the cost of external service providers.

Sales and Marketing

Sales and marketing costs primarily consist of payroll and related expenses for personnel engaged in marketing and selling activities, including salaries and sales commissions, travel expenses, public relations and social media costs, ispecimen.com website development and maintenance costs, search engine optimization fees, advertising costs, direct marketing costs, trade shows and events fees, marketing and customer relationship management software, and other marketing-related costs.

Supply Development

We have agreements with supply partners that allow us to procure specimens from them and distribute these samples to customers. Supply development costs primarily include payroll and related expenses for personnel engaged in the development and management of this supply network, related travel expenses, regulatory compliance costs to support the network, and other supply development and management costs.

Fulfillment

Fulfillment costs primarily consist of those costs incurred in operating and staffing operations and customer service teams, including costs attributable to assess the feasibility of specimen requests, creating and managing orders, picking, packaging, and preparing customer orders for shipment, responding to inquiries from customers, and laboratory equipment and supplies.

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses for human resources, legal, finance, and executive teams, associated software licenses, facilities and equipment expenses, such as depreciation and amortization expense and rent, outside legal expenses, insurance costs, and other general and administrative costs.

Financial Operations Overview and Analysis for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three months ended June 30,		Change
	2021	2020	Dollars	Percentage

	(unaudited)
Revenue	$2,903,876	$1,504,569	$1,399,307	93%
Operating expenses:
Cost of Revenue	1,489,196	473,982	1,015,214	214%
Technology	361,799	291,601	70,198	24%
Sales and marketing	647,592	367,617	279,975	76%
Supply development	100,693	147,588	(46,895)	(32)%
Fulfillment	287,275	185,185	102,090	55%
General and administrative	1,545,852	343,602	1,202,250	350%
Total operating expenses	4,432,407	1,809,575	2,622,832	145%

Loss from operations	(1,528,531)	(305,006)	(1,223,525)	(401)%
Other income (expense), net
Interest expense	(1,133,479)	(459,005)	(674,474)	(147)%
Change in fair value of derivative liability on convertible notes	(117,000)	583,000	(700,000)	(120)%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	1,630,700	—	1,630,700	100%
Gain on extinguishment of bridge notes and bridge notes, related parties	9,746	—	9,746	100%
Loss on extinguishment of convertible notes and convertible notes, related parties	(260,185)	—	(260,185)	(100)%
Other income	3,663	6,688	(3,025)	(100)%
Interest income	172	86	86	100%
Other income (expense), net	133,617	130,769	2,848	2%

Benefit from income taxes	—	145	(145)	(100)%

Net loss	$(1,394,914)	$(174,092)	$(1,220,822)	(701)%

Revenue

Revenue increased by approximately $1,399,000 or 93%, from approximately $1,505,000 for the three months ended June 30, 2020 to approximately $2,904,000 for the three months ended June 30, 2021 primarily due to a more seasoned sales team, continued demand for specimens from patients with known COVID-19 test results, and an increasing demand for specimens in non-COVID-19 research areas. For the three months ended June 30, 2021 and 2020,our revenue derived from specimens related to COVID-19 accounted for approximately 31% and 42%, respectively, of our total revenue. Specimens accessioned during the second quarter of the current year increased by approximately 467 or 8% to approximately 6,266, compared to approximately 5,799 of specimens accessioned during the second quarter of 2020, as well as a change in specimen mix that resulted in an increase in the average selling price per specimen of approximately $204 or 79% compared to the same prior year’s period.

Cost of Revenue

Cost of revenue increased by approximately $1,015,000, or 214%, from approximately $474,000 for the three months ended June 30, 2020 to approximately $1,489,000 for the three months ended June 30, 2021 which was attributable to a 191% increase in the average cost per specimen impacted by the specimen mix as well as the increase in specimens accessioned for the current period compared to the same prior year’s period. The substantial increase in the average cost per specimen is the result of a significant project in 2020 which yielded lower average costs per specimen.

Technology

Technology expenses increased by approximately $70,000 or 24% from approximately $292,000 for the three months ended June 30, 2020 to approximately $362,000 for the three months ended June 30, 2021. The increase was primarily related to an increase in operating and maintenance expenses of approximately $51,000 and an increase in depreciation and amortization of approximately $22,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $280,000, or 76%, from approximately $368,000 for the three months ended June 30, 2020 to approximately $648,000 for the three months ended June 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses associated with the hiring of additional staff during the second half of 2020 and the first half of 2021, which totaled approximately $262,000, an increase in external marketing efforts of approximately $28,000, partially offset by a decrease in general operating expenses related to sales and marketing of approximately $7,000, and by reductions to general expenses related to sales and marketing of approximately $3,000.

Supply Development

Supply development expenses decreased approximately $47,000, or 32%, from approximately $148,000 for the three months ended June 30, 2020 to approximately $101,000 for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in operating and maintenance expenses of approximately $39,000 and a decrease in payroll and related expenses of approximately $7,000 for personnel engaged in supply development activities and travel-related expenses due to the COVID-19 outbreak.

Fulfillment

Fulfillment costs increased approximately $102,000, or 55%, from approximately $185,000 for the three months ended June 30, 2020 to approximately $287,000 for the three months ended June 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses of approximately $82,000 for personnel engaged in pre-sales feasibility assessments, and an increase in post-sales activities such as order processing and management, shipping and receiving, and customer service of approximately $18,000.

General and Administrative Expenses

General and administrative expenses increased approximately $1,202,000 or 350%, from approximately $344,000 for the three months ended June 30, 2020 to approximately $1,546,000 for the three months ended June 30, 2021. The increase was primarily attributable to an increase in cost related to becoming a public company including an increase in legal and accounting expenses of approximately $112,000, an increase of other general and administrative expenses of approximately $101,000 related to amortization of internally developed software, associated software licenses, human resource related expenses, insurance costs and facility expenses, an increase in director and officer insurance of approximately $98,000, and an increase in payroll related costs for the chief financial officer of approximately $72,000. Additionally, the remaining increase is related to costs not expected to recur in the future, such as payroll expenses of approximately $555,000 for a special IPO bonus provided to all employees and increased legal, accounting and consulting expenses of approximately $264,000 that did not qualify as offering costs.

Other Income (Expense), net

Other income (expense), net increased approximately $3,000, or 2%, from approximately $131,000 for the three months ended June 30, 2020 to approximately $134,000 for the three months ended June 30, 2021. The increase in other expense, net was primarily the result of the change in fair value of derivative liabilities related to the Bridge Notes and Related Party Bridge Notes of approximately $1,631,000 and a gain on extinguishment of Bridge Notes and Related Party Bridge Notes of approximately $10,000, partially offset by a change in fair value of derivative liabilities related to the Convertible Notes of approximately $700,000 a decrease in interest expense of approximately $674,000 related to accrued interest on the Bridge Notes and Convertible Notes, an approximately $260,000 loss on extinguishment of Convertible Notes, and a decrease in other income of approximately $3,000.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six months ended June 30,		Change
	2021	2020	Dollars	Percentage

Revenue	$5,867,683	$3,216,228	$2,651,455	82%
Operating expenses:
Cost of Revenue	3,112,847	1,128,249	1,984,598	176%
Technology	771,750	718,314	53,436	7%
Sales and marketing	1,176,978	799,256	377,722	47%
Supply development	212,269	262,193	(49,924)	(19)%
Fulfillment	556,371	400,355	156,016	39%
General and administrative	2,508,643	656,855	1,851,788	282%
Total operating expenses	8,338,858	3,965,222	4,373,636	110%

Loss from operations	(2,471,175)	(748,994)	(1,722,181)	(230)%
Other income (expense), net
Interest expense	(1,986,407)	(1,048,220)	(938,187)	(90)%
Change in fair value of derivative liability	(271,000)	(22,000)	(249,000)	(1132)%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	1,582,700	—	1,582,700	100%
Loss on extinguishment of bridge notes and bridge notes, related parties	(2,740,425)	—	(2,740,425)	(100)%
Loss on extinguishment of convertible notes and convertible notes, related parties	(260,185)	—	(260,185)	(100)%
Gain on extinguishment of note payable	788,156	—	788,156	100%
Other (expense) income	(69)	6,691	(6,760)	(101)%
Interest income	—	309	(309)	(100)%
Other income (expense), net	(2,887,230)	(1,063,220)	(1,824,010)	(172)%

Benefit from income taxes	—	145	(145)	(100)%

Net loss	$(5,358,405)	$(1,812,069)	$(3,546,336)	(196)%

Revenue

Revenue increased by approximately $2,651,000 or 82%, from approximately $3,216,000 for the six months ended June 30, 2020 to approximately $5,868,000 for the six months ended June 30, 2021 primarily due to a more seasoned sales team, continued demand for specimens from patients with known COVID-19 test results, and an increasing demand for specimens in non COVID-19 research areas. For the six months ended June 30, 2021 and 2020 our revenue derived from specimens related to COVID-19 accounted for approximately 27% and 20%, respectively, of our total revenue. There was no COVID-19 related revenue for the first quarter of the prior year. Specimens accessioned during the second quarter of the current year decreased by approximately 368 or 3% to approximately 11,384, compared to approximately 11,752 of specimens accessioned during the second quarter of 2020. However, a change in specimen mix resulted in an increase in average selling price per specimen of approximately $242 or 88% compared to the same prior year’s period.

Cost of Revenue

Cost of revenue increased by approximately $1,985,000, or 176%, from approximately $1,128,000 for the six months ended June 30, 2020 to approximately $3,113,000 for the six months ended June 30, 2021 which was attributable to a 185% increase in the average cost per specimen impacted by the specimen mix during the current six month period over the prior year period, offset by the 2% decrease in the number of specimens accessioned during the current six month period over the same prior year period. The substantial increase in the average cost per specimen is the result of a significant project in 2020 which yielded lower average costs per specimen.

Technology

Technology expenses increased by approximately $53,000 or 7% from approximately $718,000 for the six months ended June 30, 2020 to approximately $772,000 for the six months ended June 30, 2021. The increase was primarily related to an increase in operating and maintenance expenses of approximately $84,000, an increase in depreciation and amortization of approximately $49,000, partially offset by a decrease in project expenses for development of the Company’s technology that were not capitalizable of approximately $80,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $378,000, or 47%, from approximately $799,000 for the six months ended June 30, 2020 to approximately $1,177,000 for the six months ended June 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses associated with the hiring of additional staff during 2020 and the first half of 2021, which amounted to approximately $335,000, an increase to external marketing efforts of approximately $35,000, an increase in general operating expenses related to sales and marketing of approximately $27,000, partially offset by a reduction in general expenses related to sales and marketing of approximately $18,000.

Supply Development

Supply development expenses decreased approximately $50,000, or 19%, from approximately $262,000 for the six months ended June 30, 2020 to approximately $212,000 for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in operating and maintenance expenses of approximately $33,000 and a decrease in payroll and related expenses of approximately $10,000 for personnel engaged in supply development activities and travel-related expenses due to the COVID-19 outbreak.

Fulfillment

Fulfillment costs increased approximately $156,000, or 39%, from approximately $400,000 for the six months ended June 30, 2020 to approximately $556,000 for the six months ended June 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses of approximately $156,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment.

General and Administrative Expenses

General and administrative expenses increased approximately $1,852,000 or 282%, from approximately $657,000 for the six months ended June 30, 2020 to approximately $2,509,000 for the six months ended June 30, 2021. The increase was primarily attributable to an increase in cost related to becoming a public company including an increase of general and administrative expenses of approximately $166,000 related to amortization of internally developed software, associated software licenses, human resource related expenses, insurance costs and facility expenses, an increase in payroll related costs for the chief financial officer of approximately $144,000, an increase in legal and accounting expenses of approximately $136,000, and an increase in director and officer insurance of approximately $98,000. There was also an increase in utilities and facilities of approximately $13,000, partially offset by a decrease in depreciation and amortization expenses of approximately $4,000. Additionally, the remaining increase is related to costs not expected to recur in the future, such as payroll expenses of approximately $555,000 for a special IPO bonus provided to all employees and increased legal, accounting and consulting expenses of approximately $744,000 that did not qualify as offering costs.

Other Income (Expense), net

Other income (expense), net increased approximately $1,824,000, or 172%, from approximately $1,063,000 for the six months ended June 30, 2020 to approximately $2,887,000 for the six months ended June 30, 2021. The increase in other income (expense), net was primarily the result of a loss on the extinguishment of Bridge Notes and Related Party Bridge Notes of approximately $2,740,000, an increase in interest expense of approximately $938,000 related to accrued interest on the issuance of additional Bridge Notes, a loss on extinguishment of Convertible Notes of approximately $260,000, a difference in the change in fair value of the derivative liability related to the Convertible Notes of approximately $249,000, and a decrease in other income of approximately $7,000, partially offset by a change in fair value of the derivative liability related to the Bridge Notes and Related Party Bridge Notes of approximately $1,583,000 and a gain on the extinguishment of note payable of approximately $788,000 due to the forgiveness of the total outstanding balance of the Paycheck Protection Program Loan.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2021, our available cash totaled approximately $13,184,000 which represented an increase of approximately $12,488,000 compared to December 31, 2020. As of June 30, 2021, we had working capital of approximately $10,993,000 which represents an increase of approximately $29,656,000 compared to December 31, 2020. Since inception, we have relied upon raising capital to finance our operations. On June 21, 2021, we completed our IPO in which we issued and sold 2,250,000 shares of our common stock at a public offering price of $8.00 per share, for aggregate gross proceeds of $18 million. The net proceeds from the IPO were $15.7 million after deducting underwriting discounts of $1.7 million and other offering costs of $0.6 million. On July 1, 2021, we sold an additional 337,500 shares of our common stock, pursuant to the underwriters’ full exercise of its overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. The net proceeds from the overallotment were $2.5 million after deducting underwriting discounts of $0.2 million. In aggregate, we received approximately $18.2 million after deducting underwriting discounts of $1.9 million and other offering costs of $0.6 million. We intend to use the net proceeds from this offering to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, for working capital and general corporate purposes, and to repay the accrued and unpaid interest of the Bridge Notes.

Management believes that the Company’s existing cash and cash equivalents, which include the net proceeds from the IPO, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated. As a result of recurring losses, the continued viability of the Company beyond August 2022 may be dependent on its ability to continue to raise additional capital to finance its operations.

Factoring Agreement

On January 1, 2021, we entered into a factoring agreement with Versant Funding, LLC (“Versant”), pursuant to which we agreed to sell a minimum of $1.2 million of our accounts receivable without recourse. Through June 30, 2021, we have sold, without recourse, total net receivables of approximately $2.3 million under the Factoring Agreement to Versant. Without recourse indicates that we assign and transfer our rights, title, and interest in and to the accounts receivable to Versant, meaning that we are not liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by our customer(s). Information on accounts receivable identified for factoring are provided and verified by Versant prior to being accepted for factoring. Pursuant to the Factoring Agreement, we receive an advance of 75% of the value of the purchased accounts receivable upfront. Upon receipt of the payment from the customer, Versant calculates the applicable factoring fee from invoice date through the actual collection date, and remits the remaining 25% holdback of the value of the factored accounts receivable, less their factoring fees, to us. The factoring fees range from 2.5% to 15% of the purchase price of the accounts receivable based on the age of the accounts receivable when collected. We are also charged for certain reimbursable administrative fees incurred on our behalf for the management of the program. In connection with the Factoring Agreement, we entered into a Security Agreement, granting to Versant a security interest in substantially all of our assets to secure our obligations under the Factoring Agreement.

Upon termination of the Factoring Agreement on June 30, 2021, the Company paid Versant $139,374 in settlement of its balance payable to Versant pursuant to the Factoring Agreement. Upon termination of the Factoring Agreement, all future payments of accounts receivable shall be made directly to the Company.

Note Payable Loan Forgiveness

On January 13, 2021, the Paycheck Protection Program Loan and related interest of $788,156 was fully forgiven by the U.S. Small Business Administration.

Cash Flows

Six Months Ended June 30, 2021 and 2020

	Six months ended June 30,		Change
	2021	2020	Dollars	Percentage
Net cash flows (used in) provided by operating activities	$(3,268,535)	$55,681	$(3,324,216)	(5970)%

Net cash flows used in investing activities	(442,881)	(592,024)	149,143	(25)%
Net cash flows provided by financing activities	16,199,817	1,783,008	14,416,809	809%
Net increase in cash and cash equivalents	$12,488,401	$1,246,665	$11,241,736

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $3,268,535, which consisted of a net loss of $5,358,405 offset by non-cash charges of approximately $2,355,000, which primarily includes a $2,740,425 loss on extinguishment of Bridge Notes, $869,600 of amortization of discount on Amended Bridge Notes, $471,584 related to amortization of internally developed software, a $260,185 loss on extinguishment of Convertible Notes, $50,410 in stock based compensation, $39,618 in bad debt expense, $22,260 related to depreciation and amortization of property and equipment, and $1,088 of amortization of discount and debt issuance costs on Convertible Notes partially offset by a $1,311,700 loss on derivative liabilities, and a $788,156 gain on the extinguishment of the note payable. Total changes in assets and liabilities of approximately $265,444 were primarily driven by a $1,707,225 decrease in accrued interest, a $500,338 increase in accounts receivable, a $473,028 increase in accounts receivable-unbilled, a $70,394 decrease in deferred revenue, and a $24,160 increase in prepaid expenses and other current assets, partially offset by a $1,440,799 increase in accounts payable, and an increase in accrued expenses of $1,068,902.

For the six months ended June 30, 2020, net cash provided by operating activities was $55,681 which consisted of a net loss of $1,812,069, offset by non-cash charges of approximately $662,000, which primarily includes $420,257 related to amortization of internally developed software, $139,232 of amortization of discount and debt issuance costs on Convertible Notes, $51,332 of share-based compensation, $28,680 of depreciation and amortization of property and equipment, and a change in fair value of derivative liabilities of $22,000. Total changes in working capital assets and liabilities of approximately $1,206,249 were primarily driven by an increase in accrued interest of $906,476, an increase in deferred revenue of $359,171, an increase in accrued expenses of $157,086, an increase in accounts payable of $146,202, and a decrease in tax credit receivable of $104,479, partially offset by a $280,555 increase in accounts receivable-unbilled, an increase in accounts receivable of $183,117, and a $3,493 increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $442,881 and $592,024 for the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities for the six months ended June 30, 2021 consisted of $440,331 of capitalization of internally developed software and $2,550 for purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2020 consisted of $591,017 of capitalization of internally developed software, and $1,007 for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $16,199,817 and $1,783,008 for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of $18,000,000 of proceeds received from the issuance of common stock in connection with the IPO, $500,000 of proceeds received from the issuance of Bridge Notes payable, and $39,633 of proceeds received from the exercise of stock options, partially offset by $2,339,816 for the payment of offering costs in connection with the issuance of common stock in connection with the IPO. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds received from the issuance of Bridge Notes payable totaling $1,000,000 and proceeds received from the Paycheck Protection Program of $783,008.

Non-GAAP Financial Measure

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we use adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We define our non-GAAP financial measure of Adjusted EBITDA as net loss, excluding income tax benefit, change in fair value of derivative liabilities, loss on extinguishment of Bridge Notes and Related Party Bridge Notes, gain on extinguishment of note payable, interest expense, depreciation and amortization, and share-based compensation expense.

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of the change in fair value of derivative liabilities on the Bridge Notes and Convertible Notes provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations.

We are presenting the non-GAAP measure of Adjusted EBITDA to assist investors in seeing our financial performance through the eyes of management, and because we believe this measure provides an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

➢	Adjusted EBITDA excludes the change in fair value of the derivative liability, which represents a non-cash charge related to the change in fair value for the embedded features on the Convertible Notes, Bridge Notes, and Related Party Bridge Notes;
➢	Adjusted EBITDA excludes the loss on the extinguishment of Bridge Notes and Relates Party Bridge Notes;
➢	Adjusted EBITDA excludes the loss on the extinguishment of Convertible Notes
➢	Adjusted EBITDA excludes the gain on the extinguishment of note payable;
➢	Adjusted EBITDA excludes amortization of debt issuance costs and discounts on Convertible Notes which are components to interest expense;
➢	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of leasehold improvements, property and equipment and amortization of internally developed software and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
➢	Adjusted EBITDA excludes share-based compensation expense which has been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net loss	$(1,394,914)	$(174,092)	$(5,358,405)	$(1,812,069)
Income tax benefit	—	(145)	—	(145)
Change in fair value of derivative liability on convertible notes	117,000	(583,000)	271,000	22,000
Change in fair value of derivative liability on bridge notes and bridge notes, relates parties	(1,630,700)	—	(1,582,700)	—
Loss on extinguishment of bridge notes and bridge notes, related parties	(9,746)	—	2,740,425	—
Loss on extinguishment of convertible notes and convertible notes, related parties	260,185	—	260,185	—
Gain on extinguishment of note payable	—	—	(788,156)	—
Interest expense	1,133,479	459,005	1,986,407	1,048,220
Depreciation & amortization	247,485	228,089	493,844	448,937
Share-based compensation	28,374	22,045	50,410	51,332
Adjusted EBITDA	$(1,248,837)	$(48,098)	$(1,926,990)	$(241,725)

Critical Accounting Policies

Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations.

Revenue Recognition

We recognize revenue using the five step approach as follows: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) we satisfy the performance obligations.

We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for our medical research customers using our proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to our customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer specification(s) from a supplier, on a “best efforts” basis, for our customer at the agreed price per specimen as indicated in the customer contract with the Company. We do not currently charge suppliers or customers for the use of our proprietary software. Each customer will execute a material and data use agreement with the Company or agrees to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

Specimen collections occur at supply sites within our network. “Collection” is when the specimen has been removed, or “collected” from the patient or donor. A specimen is often collected specifically for a particular Company order. Once collected, the specimen is assigned by the supplier to the Company and control of the specimen passes to the Company. “Accession” is the process whereby a collected specimen and associated data are registered and assigned in the iSpecimen Marketplace to a particular customer order, can occur while a specimen is at the supplier site or while at the Company site and is when control of the specimen passes to the customer. Suppliers may ship specimens to the Company or directly to the customer, if specimens must be delivered within a short time period (less than 24 hours after collection) or shipping to the Company is not practical.

We have evaluated principal versus agent considerations as part of our revenue recognition policy. We have concluded that we act as principal in the arrangement as we manage the procurement process from beginning to end and determine which suppliers will be used to fulfill an order, usually take physical possession of the specimens, set prices for the specimens, and bear the responsibility for customer credit risk.

We recognize revenue over time, as we have created an asset with no alternative use and we have an enforceable right to payment for performance completed to date. At contract inception, we review a contract and related order upon receipt to determine if the specimen ordered has an alternative use by us. In the rare circumstances where specimens do have an alternative future use, our performance obligation is satisfied at the time of shipment. Generally, specimens ordered do not have an alternative future use to us and our performance obligation is satisfied when the related specimens are accessioned. We use an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned.

Customers are typically invoiced upon shipment. Depending on the quantity of specimens ordered, it may take several accounting periods to completely fulfill a purchase order. In other words, there can be multiple invoices issued for a single purchase order, reflecting the specimens being accessioned over time. However, specimens are generally shipped as soon as possible after they have been accessioned.

Once a specimen, that has no alternative future use, and for which we have an enforceable right to payment, has been accessioned, we record the offset to revenue in accounts receivable -- unbilled. Once the specimen has been shipped and invoiced, a reclassification is made from accounts receivable -- unbilled to accounts receivable.

Customers are generally given fourteen days from the receipt of specimens to inspect the specimens to ensure compliance with specifications set forth in the purchase order documentation. Customers are entitled to either receive replacement specimens or receive reimbursement of payments made for such specimens. We have a nominal history of returns for nonacceptance of specimens delivered. When this has occurred, we have given the customer a credit for the returns. We have not recorded a returns allowance.

Internally Developed Software

We capitalize certain internal and external costs incurred during the application development stage of internal use software projects until the software is ready for its intended use. Amortization of the asset commences when the software is complete and placed into service and is recorded in operating expenses. We amortize completed internal-use software over its estimated useful life of five years on a straight-line basis. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are classified as technology and expensed to operations as incurred. Costs that do not meet the capitalization criteria are expensed as incurred.

Derivative Liability for Embedded Conversion Features

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We evaluate convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of the embedded conversion features is estimated using a scenario-based analysis that estimates the fair value of the convertible promissory notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various initial public offering, or IPO, settlement, equity financing, corporate transaction and dissolution scenarios. Estimating fair values of embedded conversion features requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because the embedded conversion features are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Share-based Compensation

We record share-based compensation for options granted to employees, non-employees, and to members of the board of directors for their services on the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. We have concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have not paid, and do not anticipate paying, cash dividends on shares of its common stock.

Common Stock Valuations

For all periods prior to our initial public offering, there was no public market for our common stock, and, as a result, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, input from management, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

➢	our results of operations and financial position, including our levels of available capital resources;
➢	our stage of development and material risks related to our business;
➢	our business conditions and projections;
➢	the valuation of publicly traded companies in the life sciences and Scientific Research & Development sectors, as well as recently completed mergers and acquisitions of peer companies;
➢	the lack of marketability of our common stock as a private company;
➢	the prices at which we sold shares of our convertible preferred stock to outside investors in arm’s length transactions;
➢	the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
➢	the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of our company, given prevailing market conditions;
➢	the hiring of key personnel and the experience and expertise of management;
➢	trends and developments in our industry; and
➢	external market conditions affecting the life sciences and Scientific Research & Development industry sectors.

For our valuations of common stock performed, we used a hybrid method of the Option Pricing Method (“OPM”) and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario and a scenario assuming continued operation as a private entity. Under the hybrid OPM and PWERM, the per share value calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied.

To determine the fair value of our common stock, we first determined our enterprise value using accepted valuation approaches; adjusted these valuation approaches with relevant discounts; weighted the results appropriately; and then allocated the equity value to our common stock and common stock equivalents. Our enterprise value was estimated using two generally accepted approaches: the income approach and the market approach. The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing us to a group of our peer companies. In applying this method, valuation multiples are derived from historical and projected operating data of the peer company group. We then apply the selected multiples to our operating data to arrive at a range of indicated enterprise values of the Company. We then subtracted the net debt to determine equity value.

As a result of the IPO in June 2021, it is not necessary to determine the fair value of our common stock, as our shares are traded in the public market.

Income Taxes

We provide for income taxes using the asset and liability method. We provide deferred tax assets and liabilities for the expected future tax consequences of temporary differences between our financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

We do not have any material uncertain tax positions for which reserves would be required. We will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Recent Accounting Standards

For information on recent accounting standards, see Note 2 to our audited financial statements included in our final prospectus filed on June 21, 2021.

JOBS Act Transition Period

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

IPO

On June 21, 2021, we completed our IPO in which we issued and sold 2,250,000 shares of our common stock at a public offering price of $8.00 per share, for aggregate gross proceeds of $18 million. The net proceeds from the IPO were $15.7 million after deducting underwriting discounts of $1.7 million and other offering costs of $0.6 million. On July 1, 2021, we sold an additional 337,500 shares of our common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. In aggregate, we received approximately $18.2 million after deducting for all underwriting discounts of $1.9 million and other offering costs of $0.6 million.

Conversion of Convertible Promissory Notes

We previously issued an aggregate of $5.5 million principal amount of convertible promissory notes (collectively, the “Convertible Notes”) in several private placements. Pursuant to the terms of the Convertible Notes, upon the completion of the IPO on June 21, 2021, the outstanding principal and accrued interest of $6,757,066 of the Convertible Notes were automatically converted into an aggregate of 1,206,614 shares of our common stock (the “Conversion Shares”) at a conversion price of $5.60 per share.

Conversion of Bridge Notes

We previously issued an aggregate of $7.0 million principal amount of bridge promissory notes (collectively, the “Bridge Notes”) in several private placements. Pursuant to the terms of the Bridge Notes, upon the completion of the IPO on June 21, 2021, the outstanding principal of $4,000,000 and accrued interest of $717,646 of the Bridge Notes were automatically converted into an aggregate of 842,429 shares of our common stock (the “Bridge Shares”) at a conversion price of $5.60 per share.

The Conversion Shares and Bridge Shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, since the issuance did not involve a public offering. The Convertible Notes and Bridge Notes were originally issued in private offerings in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Conversion of Preferred Stock

In connection with the IPO, on June 21, 2021, all of the outstanding shares of Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock were converted into 1,291,012 shares of common stock. The conversion of the Series A Preferred Stock, Series A-1 Preferred Stock and Series B Preferred Stock into shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Use of Proceeds

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q. There has been no material change in the planned use of the proceeds from our IPO as is described in our final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During a meeting of the Company’s Board of Directors in July 2021, Tracy Curley, Chief Financial Officer, was formally elected as Treasurer of the Company.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation. (1)
3.2	Second Amended and Restated Bylaws. (1)
10.1	Form of Indemnification Agreement, by and between iSpecimen Inc. and certain directors and executive officers. (2)
10.2	Form of Confidentiality, Non-Competition And Assignment Agreement, by and between iSpecimen Inc. and each of its employees. (2)
10.3	iSpecimen Inc. 2021 Stock Incentive Plan*
10.4	Employment Agreement by and between iSpecimen Inc. and Christopher Ianelli. (3)
10.5	Employment Agreement by and between iSpecimen Inc. and JillMullan. (3)
10.6	Employment Agreement by and between iSpecimen Inc. and Tracy Curley. (3)
10.7	Employment Agreement by and between iSpecimen Inc. and Benjamin Bielak. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 22, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A filed on December 31, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1/A3 filed on April 2, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSpecimen, Inc.

Date: August 10, 2021	By:	/s/ Christopher Ianelli
	Name:	Christopher Ianelli
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)