Form 10-Q
period 2021-09-30
iSpecimen Inc.
filed 2021-11-04
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2021, there were 6,996,758 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART I - FINANCIAL INFORMATION
ITEM 1 .	Financial Statements
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
	Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and 2020	4
	Unaudited Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months ended September 30, 2021 and 2020	5
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	10
	Notes to Unaudited Condensed Financial Statements	11
ITEM 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3 .	Quantitative and Qualitative Disclosures About Market Risk	44
ITEM 4 .	Controls and Procedures	44

PART II – OTHER INFORMATION
ITEM 1 .	Legal Proceedings	45
ITEM 1A .	Risk Factors	45
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3.	Defaults Upon Senior Securities	47
ITEM 4.	Mine Safety Disclosures	47
ITEM 5.	Other Information	47
ITEM 6.	Exhibits	47
SIGNATURES		48

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:

Cash	$9,790,732	$695,909
Accounts receivable – unbilled	1,750,744	652,761
Accounts receivable, net of allowance for doubtful accounts of $141,952 and $108,096 at September 30, 2021 and December 31, 2020, respectively	2,718,682	1,526,392
Prepaid expenses and other current assets	459,321	417,929
Tax credit receivable, current portion	179,376	179,376
Total current assets	14,898,855	3,472,367
Property and equipment, net	44,749	75,589
Internally developed software, net	2,650,867	2,634,139
Security deposits	27,601	27,601
Total assets	$17,622,072	$6,209,696
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$351,424	$1,792,432
Accrued expenses	1,025,136	810,910
Accrued interest	7,510	3,696,944
Convertible notes payable, related parties, net of unamortized debt discount and debt issuance costs	—	5,490,811
Derivative liability for embedded conversion features on convertible notes payable	—	2,373,000
Bridge notes payable, net of debt issuance costs	—	4,589,228
Bridge notes payable, related parties	—	1,905,000
Note payable, current portion	—	604,109
Deferred revenue	718,723	873,254
Total current liabilities	2,102,793	22,135,688
Note payable, net of current portion	—	178,899
Term loan	3,428,380	—
Total liabilities	5,531,173	22,314,587
Commitments and contingencies
Series B convertible preferred stock, $0.0001 par value, 3,200,000 shares authorized, 0 and 572,465 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	7,999,997
Series A-1 convertible preferred stock, $0.0001 par value, 556,550 shares authorized, 0 and 100,365 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	561,041
Series A convertible preferred stock, $0.0001 par value, 3,427,871 shares authorized, 0 and 618,182 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	2,612,038
Total convertible preferred stock	—	11,173,076
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized, 6,996,758 issued, and 6,965,758 outstanding at September 30, 2021, and 16,000,000 shares authorized, 967,213 issued and 936,213 outstanding at December 31, 2020	697	94
Additional paid-in capital	48,059,389	1,779,698
Treasury stock, 31,000 shares at September 30, 2021 and December 31, 2020, at cost	(172)	(172)
Accumulated deficit	(35,969,015)	(29,057,587)
Total stockholders’ equity (deficit)	12,090,899	(27,277,967)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$17,622,072	$6,209,696

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$2,718,534	$2,250,147	$8,586,217	$5,466,375
Operating expenses:
Cost of revenue	913,833	903,862	4,026,680	2,032,111
Technology	543,581	413,381	1,315,331	1,131,695
Sales and marketing	513,107	506,641	1,690,085	1,305,897
Supply development	171,595	133,007	383,864	395,200
Fulfillment	399,145	241,785	955,516	642,140
General and administrative	1,636,346	774,550	4,144,989	1,431,262
Total operating expenses	4,177,607	2,973,226	12,516,465	6,938,305
Loss from operations	(1,459,073)	(723,079)	(3,930,248)	(1,471,930)
Other expense, net
Interest expense	(75,922)	(469,477)	(2,062,548)	(1,517,697)
Change in fair value of derivative liability on convertible notes	—	(54,000)	(271,000)	(76,000)
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	—	1,582,700	—
Gain (loss) on extinguishment of bridge notes and bridge notes, related parties	—	—	(2,740,425)	—
Loss on extinguishment of convertible notes and convertible notes, related parties	—	—	(260,185)	—
Gain on extinguishment of note payable	—	—	788,156	—
Other expense, net	(21,687)	—	(21,756)	6,691
Interest income	3,659	87	3,878	396
Other expense, net	(93,950)	(523,390)	(2,981,180)	(1,586,610)

Net loss before benefit from income taxes	(1,553,023)	(1,246,469)	(6,911,428)	(3,058,540)
Benefit from income taxes	—	—	—	—

Net loss	$(1,553,023)	$(1,246,469)	$(6,911,428)	$(3,058,540)

Net loss per share
Basic and diluted	$(0.22)	$(1.33)	$(2.17)	$(3.27)

Weighted average common shares outstanding
Basic and diluted	6,960,330	936,213	3,190,060	936,213

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

													Total
	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,779,698	$(29,057,587)	$(27,277,967)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	22,036	—	22,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,963,491)	(3,963,491)
Balance at March 31, 2021 (unaudited)	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,801,734	$(33,021,078)	$(31,219,422)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(572,465)	(7,999,997)	(100,365)	(561,041)	(618,182)	(2,612,038)	1,291,012	129	—	—	11,172,947	—	11,173,076
Conversion of principal and accrued interest of convertible notes and bridge notes into common stock upon initial public offering	—	—	—	—	—	—	2,049,043	205	—	—	16,392,139		16,392,344
Issuance of common stock in connection with public offering	—	—	—	—	—	—	2,250,000	225	—	—	17,999,775	—	18,000,000
Offering costs in connection with public offering	—	—	—	—	—	—	—	—	—	—	(2,339,816)	—	(2,339,816)

Issuance of common stock through exercise of stock options	—	—	—	—	—	—	39,461	4	—	—	39,629	—	39,633
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	28,374	—	28,374
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,394,914)	(1,394,914)
Balance at June 30, 2021 (unaudited)	—	$—	—	$—	—	$—	6,565,729	$657	31,000	$(172)	$45,094,782	$(34,415,992)	$10,679,275
Issuance of common stock in connection with public offering over-allotment option exercise	—	—	—	—	—	—	337,500	34	—	—	2,497,467	—	2,497,501
Issuance of common stock in exchange for services	—	—	—	—	—	—	2,000	—	—	—	12,500	—	12,500
Issuance of common stock through exercise of stock options	—	—	—	—	—	—	4,761	—	—	—	4,761	—	4,761
Issuance of common stock through exercise of warrants	—	—	—	—	—	—	17,889	2	—	—	990	—	992
Share-based compensation expense	—	—	—	—	—	—	37,879	4	—	—	399,817	—	399,821
Issuance of warrants in connection with debt	—	—	—	—	—	—	—	—	—	—	49,072	—	49,072
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,553,023)	(1,553,023)

Balance at September 30, 2021 (unaudited)	—	$—	—	$—	—	$—	6,965,758	$697	31,000	$(172)	$48,059,389	$(35,969,015)	$12,090,899

See accompanying notes to these unaudited interim financial statements

iSpecimen Inc.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,686,832	$(24,405,503)	$(22,718,749)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	22,045	—	22,045
Net loss	—	—	—	—	—	—	—	—	—	—		(1,637,979)	(1,637,979)
Balance at March 31, 2020 (unaudited)	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,708,877	$(26,043,482)	$(24,334,683)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	29,287	—	29,287
Net loss	—	—	—	—	—	—	—	—	—	—	—	(174,092)	(174,092)
Balance at June 30, 2020 (unaudited)	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,738,164	$(26,217,574)	$(24,479,488)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	29,266	—	29,266
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,246,469)	(1,246,469)
Balance at September 30, 2020 (unaudited)	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,767,430	$(27,464,043)	$(25,696,691)

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,911,428)	$(3,058,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	450,231	80,598
Common shares issued in exchange for services	12,500	—
Amortization of internally developed software	714,444	599,425
Depreciation of property and equipment	33,390	33,563
Bad debt expense	33,856	—
Amortization of discount and debt issuance costs on convertible notes	1,088	141,628
Amortization of debt issuance costs on note payable	3,277	—
Amortization of discount on bridge notes	869,600	—
Change in fair value of derivative liabilities	(1,311,700)	76,000
Loss on extinguishment on bridge notes	2,740,425	—
Loss on extinguishment of convertible notes	260,185	—
Gain on extinguishment on note payable	(788,156)	—
Change in operating assets and liabilities:
Accounts receivable	(1,226,146)	(924,827)
Accounts receivable – unbilled	(1,097,983)	130,813
Prepaid expenses and other current assets	(41,392)	(6,970)
Tax credit receivable	—	104,624
Accounts payable	(1,441,008)	474,263
Accrued expenses	214,226	129,644
Accrued interest	(1,709,579)	1,374,139
Deferred revenue	(154,531)	581,912
Net cash used in operating activities	(9,348,701)	(263,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,550)	(1,006)
Capitalization of internally developed software	(731,172)	(864,921)
Net cash used in investing activities	(733,722)	(865,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes payable	500,000	1,250,000
Proceeds from issuance of note payable	3,500,000	783,008
Proceeds from exercise of stock options	44,394	—
Proceeds from issuance of common stock in connection with public offering	18,000,000	—
Payment of offering costs in connection with the issuance of common stock in connection with public offering	(2,339,816)	—
Proceeds from exercise of warrants	992	—
Proceeds from issuance of over-allotment shares of common stock , net of transaction costs of $202,499	2,497,501	—
Payment of principal to bridge note holders	(3,000,000)	—
Payment of debt issuance costs in connection with note payable	(25,825)	—
Net cash provided by financing activities	19,177,246	2,033,008
Net increase in cash	9,094,823	903,353
Cash at beginning of period	695,909	53,893
Cash at end of period	$9,790,732	$957,246
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,824,032	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$11,173,076	$—
Conversion of convertible notes and accrued interest into common stock	$6,748,729	$—
Conversion of bridge notes and accrued interest into common stock	$4,717,646	$—
Issuance of common stock warrants as offering costs in connection with public offering of common stock	$374,400	$—
Issuance of common stock warrants in connection with Term Loan	$49,072	$—

See accompanying notes to these unaudited interim financial statements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

1.NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business

iSpecimen Inc. (“iSpecimen” or the “Company”) was incorporated in 2009 under the laws of the state of Delaware. The Company has developed and launched a proprietary online marketplace platform that connects medical researchers who need access to subjects, samples, and data, with hospitals, laboratories, and other organizations who have access to them. iSpecimen is a technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biofluids, tissues, and living cells (“biospecimens”) for their research, with biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. The Company’s proprietary platform - the iSpecimen Marketplace platform is designed to help solve this problem and transform the biospecimen procurement process to accelerate medical discovery. The Company is headquartered in Lexington, Massachusetts and its principal market is North America. The Company operates as one operating and reporting segment.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus dated June 16, 2021, pursuant to Rule 424(b) under the Securities Act , as amended (the “Prospectus”). The results of operations for any interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

On March 30, 2021, the Company effected a 1-for-5.545 reverse stock split (“reverse stock split”) of the Company’s common stock All fractional shares as a result of the reverse stock split were rounded down and no fractional shares were issued in connection with the reverse stock split. The par value, authorized share amount, and other terms of the common stock and preferred stock were not affected by the reverse stock split. All share and per share amounts, including stock options, warrants, and restricted stock awards have been retroactively adjusted in these financial statements for all periods presented to reflect the reverse stock split. Further, exercise prices of stock options and warrants have been retroactively adjusted in these financial statements for all periods presented to reflect the reverse stock split.

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

On July 1, 2021, the Company sold an additional 337,500 shares of its common stock, pursuant to the underwriters’ full exercise of the overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. In aggregate, the Company received approximately $18.2 million after deducting for all underwriting discounts of $1.9 million and other offering costs of $0.6 million.

Upon closing of the IPO, all of the then-outstanding shares of redeemable convertible preferred stock automatically converted into common stock at a ratio of 1:1, resulting in the issuance of 1,291,012 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Upon closing of the IPO, the Company converted all $5.5 million of its outstanding principal and all unpaid and accrued interest of approximately $1.3 million of the Convertible Notes (as defined below) into 1,206,614 shares of common stock at a conversion price of $5.60 per share. The Company incurred an approximately $0.3 million loss on conversion of the Convertible Notes during the nine months ended September 30, 2021. As of September 30, 2021, there were no Convertible Notes or Bridge Notes outstanding.

Additionally, upon closing of the IPO, the Company converted $4 million of its outstanding principal and accrued and unpaid interest of approximately $0.7 million of the Bridge Notes (as defined below), as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. During the three months ended September 30, 2021, the Company paid off the remaining principal balance of $3.0 million on the Bridge Notes and accrued interest of $64,110.

Liquidity and Going Concern

The Company has recognized recurring losses and at September 30, 2021, the Company had working capital of $12,796,062, an accumulated deficit of $35,969,015, cash of $9,790,732 and accounts payable and accrued expenses of $1,376,560.

On August 13, 2021, the Company entered into a loan agreement (the "Term Loan") and as a result, received proceeds of $3.5 million. This funding was used to pay the remaining balance of $3.0 million on the Bridge Notes. As of September 30, 2021, there were no Bridge Notes outstanding.

Management believes that the Company’s existing cash and cash equivalents, which include the net proceeds from the IPO and the proceeds of the Term Loan, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated. As a result of recurring losses, the continued viability of the Company beyond November 2022 may be dependent on its ability to continue to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic the Company's Operations

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

The Company is subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. The Company's management believes that the social and economic impacts could have a significant impact on future financial condition, liquidity, and results of operations, which include but are not limited to the following: (i) restrictions on in-person activities arising from shelter-in-place, or similar isolation orders; (ii) inability to source specimens from the Company's suppliers arising from shelter-in-place, or similar isolation orders; (iii) reduced capacity if personnel are infected or quarantined; (iv) decline in researcher demand for specimens; and (v) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

The COVID-19 outbreak has continued to impact the Company’s operations during the nine months ended September 30, 2021. In response to the COVID-19 outbreak, the Company initially implemented measures to help stabilize revenue as well as measures to reduce costs. To stabilize revenue, the Company added COVID-19 samples to its product line to support growing research in this area and also implemented mobile phlebotomy to more easily access research subjects. While research continues in this area, through September 2021, specimen requests for COVID-19 samples are declining, when compared to the same period in 2020. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company expects this matter to continue to have an impact on its results of operations, financial condition, and liquidity. However, the extent of the financial impact and the duration cannot be reasonably estimated at this time.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s financial statements for the year ended December 31, 2020. There were no significant changes to these accounting policies during the nine months ended September 30, 2021.

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At September 30, 2021 and December 31, 2020, substantially all of the Company’s cash was deposited in accounts at one financial institution. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

Concentration of credit risk with respect to accounts receivable is typically related to customers who account for a significant portion of revenue. During the three months ended September 30, 2021, one customer represented approximately 16% of the Company’s revenues. During the three months ended September 30, 2020, two customers represented approximately 10% and 32% of the Company’s revenues.

During the nine months ended September 30, 2021, one customer represented approximately 10% of the Company’s revenues. During the nine months ended September 30, 2020, two customers represented approximately 21% and 15% of the Company’s revenues.

As of September 30, 2021, three customers each represented 12% of the Company’s accounts receivable balance. As of September 30, 2020, one customer represented 13% of the Company’s accounts receivable balance.

As of September 30, 2021, three customers represented 23%, 17%, and 13%, respectively, of the Company’s unbilled accounts receivable balance. As of September 30, 2020, there were no customers with unbilled accounts receivable balances in excess of 10% of the total.

During the three months ended September 30, 2021 and 2020, revenue attributable to customers located in foreign countries represented approximately 4% and 6% of revenue, respectively. During the nine months ended September 30, 2021 and 2020, revenue attributable to customers located in foreign countries represented approximately 5% and 6% of revenue, respectively.

As of September 30, 2021 and 2020, accounts receivable attributable to customers located in foreign countries represented approximately 4% and 8% of accounts receivable, respectively. As of September 30, 2021 and 2020, accounts receivable-unbilled attributable to customers located in foreign countries represented approximately 5% and 12% of accounts receivable-unbilled, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of September 30, 2021 and December 31, 2020 because of their short-term nature. The liability in connection with conversion features included within certain of the Company’s Convertible Notes and Bridge Notes was classified as a derivative liability for embedded conversion features on the balance sheets and were considered to be a Level 3 liability.

Deferred Initial Public Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred initial public offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred initial public offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. On June 21, 2021, the Company consummated its IPO; accordingly, the Company recognized deferred initial public offering costs of approximately $0.6 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company recorded approximately $2.3 million of offering costs in additional paid-in capital in connection with the IPO. Accordingly, there were no deferred offering costs as of September 30, 2021. The Company had approximately $265,000 of deferred offering costs related to the IPO which were recorded in other current assets on the balance sheet as of December 31, 2020.

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

The Company recognizes revenue over time, as the Company has created an asset with no alternative use to the Company which has an enforceable right to payment for performance completed to date. At contract inception, the Company reviews a contract, and related order upon receipt, to determine if the specimen ordered has an alternative use by us. Generally, specimens ordered do not have an alternative future use to the Company and the performance obligation is satisfied when the related specimens are accessioned. The Company uses an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned. In the rare circumstances where specimens do have an alternative future use, the Company's performance obligation is satisfied at the time of shipment.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The following table summarizes the Company’s revenue for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Specimens – contracts with customers	$2,671,655	$2,223,057	$8,448,164	$5,408,012
Shipping and other	46,879	27,090	138,053	58,363
Revenue	$2,718,534	$2,250,147	$8,586,217	$5,466,375

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of September 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $141,952 and $108,096, respectively.

The Company applies the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs incurred are included in cost of revenue.

Restricted Stock Units (RSUs)

The Company recognizes share-based compensation expense from restricted stock units (RSUs) ratably over the specified vesting period. The fair value of RSUs is determined to be the closing share price of the Company's common stock on the grant date.

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

The table below provides common stock equivalents excluded from diluted net loss per share for the following periods:

	Nine months ended September 30,
	2021	2020
Shares issuable upon conversion of preferred stock	—	1,291,012
Shares issuable upon vesting of RSUs	284,267	—
Shares issuable upon exercise of stock options	269,770	253,575
Shares issuable upon exercise of Lender Warrant to purchase common stock	12,500	23,309
Shares issuable upon exercise of Underwriter Warrants to purchase common stock	90,000	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

3.FACTORING OF ACCOUNTS RECEIVABLE

On January 1, 2021 the Company entered into a factoring agreement (the “Factoring Agreement”) with Versant Funding LLC (“Versant”), in which the Company agreed to sell a minimum of $1.2 million of its accounts receivable without recourse, and which the Company granted Versant a security interest in substantially all of the Company’s assets, in accordance with the terms of the Factoring Agreement. On June 30, 2021, the Company terminated the Factoring Agreement paying Versant $139,374 in settlement of its balance payable to Versant pursuant to the Factoring Agreement. Upon termination of the Factoring Agreement, all future payments of accounts receivable shall be made directly to the Company. During the three months ended September 30, 2021, the Company received notice from Versant regarding an additional amount owed in relation to past factored receivables, resulting in a $214,497 payment to Versant.

During the nine months ended September 30, 2021, net receivables sold under the Factoring Agreement was approximately $3.4 million. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to Versant, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by our customer(s). Information on accounts receivable identified for factoring are provided and verified by Versant prior to being accepted for factoring. Pursuant to the Factoring Agreement, the factoring fees range from 2.5% to 15% of the purchase price of the accounts receivable based on the age of the accounts receivable when collected. The Company is also charged for certain reimbursable administrative fees incurred on its behalf for the management of the program. In connection with the Factoring Agreement, the Company entered into a security agreement, granting to Versant a security interest in substantially all of the Company’s assets to secure our obligations under the Factoring Agreement. The sales of accounts receivable in accordance with the factoring arrangements are recognized as a reduction of accounts receivable, net in the balance sheet.

Factoring fees paid under these arrangements totaled approximately $214,497 for the three months ended September 30, 2021, and $471,396 for the nine months ended September 30,2021 which were recorded in general and administrative expenses in the condensed statements of operations.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	September 30,	December 31,
	2021	2020
	(unaudited)
Website	$107,926	$105,376
Computer equipment and purchased software	84,589	84,589
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	24,935	24,935
Total property and equipment	340,083	337,533
Accumulated depreciation	(295,334)	(261,944)
Total property and equipment, net	$44,749	$75,589

Depreciation expense for property and equipment was $11,130 and $4,883 for the three months ended September 30, 2021 and 2020, respectively, and $33,390 and $33,563 for the nine months ended September 30, 2021 and 2020, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the nine months ended September 30, 2021 and 2020, the Company capitalized $731,172 and $864,921, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $242,860 and $179,168 of amortization expense associated with capitalized internally developed software costs during the three months ended September 30, 2021 and 2020, respectively. The Company recognized $714,444 and $599,425 of amortization expense associated with capitalized internally developed software costs during the nine months ended September 30, 2021 and 2020, respectively.

6.DEBT

Note Payable

In May 2020, the Company applied for and received $783,008 in unsecured loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Under the terms of the promissory note (the “PPP Note”) and the PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum. Interest expense under the PPP Loan amounted to $0 and $1,961 for the three months ended September 30, 2021 and 2020, respectively. Interest expense under the PPP Loan amounted to $279 and $2,518 for the nine months ended September 30, 2021 and 2020, respectively.

The Company received full forgiveness of all outstanding principal of, and accrued and unpaid interest on the PPP Loan as of January 13, 2021. The forgiveness of the PPP Loan qualified for debt extinguishment and as a result, the outstanding principal and accrued and unpaid interest on the PPP Loan was recorded as a net gain on extinguishment of the PPP Loan totaling $788,156 for the nine months ended September 30, 2021 and the debt was eliminated from the Company’s balance sheet.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Interest expense on the Convertible Notes totaled $0 and $83,178 for the three months ended September 30, 2021 and 2020, respectively.

Interest expense on the Convertible Notes totaled $156,411 and $247,726 for the nine months ended September 30, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Convertible Notes totaled $0 and $9,189 at September 30, 2021 and December 31, 2020, respectively.

Debt discounts on the Convertible Notes totaled $0 and $0 as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021 and 2020, amortization of debt discounts amounted to $1,088 and $141,628, respectively.

Conversion of Convertible Notes Payable

In connection with the consummation of the IPO, the Company converted all $5,491,663 of its outstanding principal and all unpaid and accrued interest of $1,257,066 of the Convertible Notes into 1,206,614 shares of common stock on June 21, 2021 at a conversion price of $5.60 per share. As of September 30, 2021, there were no Convertible Notes outstanding. The Company incurred an approximate $260,000 loss on conversion of the Convertible Notes during the nine months ended September 30, 2021.

Bridge Financing

During 2020, 2019, and 2018, the Company issued certain Secured Promissory Notes (the “Bridge Notes”) to new investors and existing stockholders in an amount of $6,500,000 in order to finance the Company’s interim working capital needs. Of this amount, $1,905,000 was issued to related parties (“Related Party Bridge Notes”). The Bridge Notes, including the Related Party Bridge Notes, have identical terms.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Repayment of Adjusted Outstanding Interest and Principal Upon a Qualified IPO

If a Qualified IPO is consummated prior to the maturity date, and the holders have not voluntarily converted, the Company shall make a cash payment to the holders of the Amended Bridge Notes equal to the greater of either the total adjusted outstanding interest or one and one-half times (1.50X) the Third-Party Loan Proceeds (“Note Repayment Proceeds”). Third-Party Loan Proceeds are defined as the net cash proceeds received by the Company from an institutional lender, commercial bank, or other similar lender consummated on or about the time of the Qualified IPO (or contingent upon the closing of the Qualified IPO).

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Interest expense on the Bridge Notes, including $5,876 and $48,371 of related party interest expense, totaled $54,247 and $382,521 for the three months ended September 30, 2021 and 2020, respectively.

Interest expense on the Bridge Notes, including $320,469 and $694,189 of related party interest expense, totaled $1,014,657 and $1,123,890 for the nine months ended September 30, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Bridge Notes totaled $0 and $7,222 as of September 30, 2021 and 2020, respectively.

Amortization of the debt discount on the Amended Bridge Notes totaled approximately $0 and $0 for the three months ended September 30, 2021 and 2020, respectively. Amortization of the debt discount on the Amended Bridge Notes totaled approximately $869,600 and $136,185 for the nine months ended September 30, 2021 and 2020, respectively.

Conversion of Bridge Notes

Upon the completion of the IPO, the Company converted $4,000,000 of its outstanding principal and accrued interest of $717,646 of the Bridge Notes, as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. The Company recognized a gain on the conversion of $9,746.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The conversion of the Amended Bridge Notes and Convertible Notes upon the consummation of the IPO resulted in an increase in total stockholder’s equity of $16,392,344. The components of this non-cash transaction are as follows for the nine months ended September 30, 2021:

Write off of derivative liability relating to the Convertible Notes	$2,644,000
Extinguishment of Convertible Notes principal	5,486,199
Accrued and unpaid interest on the Convertible Notes	1,257,066
Accumulated amortization on debt issuance costs	33,035
Loss on extinguishment of Convertible Notes	260,185
Write off of debt issuance costs	(27,573)
Write off of derivative liability relating to the Bridge Notes	2,031,300
Extinguishment of Bridge Notes principal	4,000,000
Accrued and unpaid interest on the Bridge Notes	717,646
Gain on extinguishment of Bridge Notes	(9,514)
Total conversion of Convertible Notes and Bridge Notes into common stock	$16,392,344

During the three months ended September 30, 2021, the Company paid off remaining principal of $3,000,000 and accrued interest of $64,110. As of September 30, 2021, there were no Bridge Notes outstanding.

Term Loan

On August 13, 2021 (the "Closing Date"), the Company entered into a Loan and Security Agreement with Western Alliance Bank (the “Lender”) in the amount of $3,500,000 for working capital needs (the “Term Loan”). The Company has the option to request an additional advance in the amount of $1,500,000, which the Company has not yet borrowed as of September 30, 2021. The additional advance of $1,500,000 is available to the Company during the "Draw Period," which is defined in the Term Loan as the "period commencing on the Closing Date and ending the earlier to occur of (a) February 13, 2023, and (b) an Event of Default." The Term Loan bears interest at a rate equal to three-quarters of one percent (0.75%) above the Prime Rate. As of September 30, 2021, the interest rate on the Term Loan is 4.00% which is equal to 0.75% above the Prime Rate of 3.25%. Interest is due and payable on the tenth (10th) calendar day of each month during the term of the Term Loan. The Term Loan principal is payable in thirty (30) equal monthly installments, plus accrued interest, beginning on March 10, 2023, and continuing on the same day of each month through August 10, 2025 (the “Term Loan Maturity Date”), at which time all amounts shall be immediately due and payable.

The Company shall have the option to prepay all, but not less than all, of the outstanding loan balance, provided the Company a) delivers written notice to the financial institution of their election to prepay such Term Loan at least ten (10) days prior to such prepayment and b) pay, on the date of such prepayment, (1) all outstanding principal with respect to the Term Loan, plus accrued but unpaid interest, plus (2) all fees (including any late fee), and other sums, including bank expenses, if any, that shall have become due and payable.  The Lender which holds the Term Loan is granted a security interest in substantially all assets of the Company (“Collateral”). The Term Loan contains certain covenants that the Company considers usual and customary for an agreement of this type for comparable commercial borrowers, and as of September 30, 2021 we were in compliance with all Term Loan covenants.

Interest expense on the Term Loan totaled $18,399 and $0 for the three and nine months ended September 30, 2021 and 2020, respectively.

Debt issuance costs totaled $74,897, comprised of a warrant to purchase 12,500 shares of common stock issued to the Lender with a fair value of $49,072, (the "Lender Warrant") and fees paid of $25,825 to the Lender. Amortization of the debt issuance costs related to the Term Loan, included in interest expense on the statement of operations, totaled $3,277 and $0 for the three and nine months ended September 30, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Term Loan totaled $71,620 and $0 at September 30, 2021 and December 31, 2020, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

7.FAIR VALUE OF DERIVATIVE LIABILITIES

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the Company’s balance sheets as of the following dates indicated:

Fair Value at September 30, 2021
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

The table below provides a summary of the changes in fair value of the derivative liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30:

	2021	2020
Balance, beginning of period	$2,373,000	$2,214,000
Derivative liability on bridge notes payable and bridge notes payable, related parties	3,614,000	—
(Gain) loss included in earnings	(1,311,700)	76,000
Write off of derivative liabilities in connection with debt conversion	(4,675,300)	—
Balance, end of period (unaudited)	$—	$2,290,000

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

The derivative liability on the Related Party Convertible Notes was written-off on June 21, 2021, upon the conversion of the Convertible Notes to common stock in connection with the consummation of the IPO. Immediately prior to the IPO, the derivative liability was marked to fair value resulting in a loss of $117,000 for the three months ended June 30, 2021.

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

The derivative liability balance on the Amended Bridge Notes payable of $2,031,300 was written off on June 21, 2021, upon the conversion of the Amended Bridge Notes to common stock in connection with the consummation of the IPO, as the Amended Bridge Notes did not contain any further conversion features subsequent to the IPO. Immediately prior to the IPO, the derivative liability was marked to fair value. A portion of the Bridge Note holders did not elect to convert at the IPO, as a result, the Company recorded a gain of $

1,630,700 for the three months ended June 30, 2021.

8.COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space in Lexington, Massachusetts under a non-cancelable operating lease that was entered into in September 2012 and most recently amended on April 10, 2017. The lease requires monthly rental payments, presented by year in the table below, which escalate during the lease term and expires on February 28, 2024. The difference between straight-line rent expense and rent paid is immaterial as of September 30, 2021.

Year Ending December 31,	Operating Leases
2021 (remaining)	$40,353
2022	163,158
2023	165,254
2024	27,601
Total	$396,366

Rent expense for the three months ended September 30, 2021 and 2020 amounted to $46,261 and $13,276, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 amounted to $113,341, and $82,794, respectively.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2021, there was no material litigation against the Company.

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

Redeemable Convertible Preferred Stock

Upon the consummation of the IPO, 1,291,012 shares of outstanding preferred stock automatically converted into 1,291,012 shares of common stock. As of September 30, 2021, there were no shares of preferred stock outstanding.

Common Stock

The Company issued 2,250,000 shares of common stock in connection with the IPO during the nine months ended September 30, 2021. Additionally, the Company issued 1,206,614 shares of common stock in connection with the conversion of all the Convertible Notes and accrued interest and 842,429 shares of common stock in connection with the conversion of $4.7 million of the outstanding principal and accrued interest on the Bridge Notes.

On July 1, 2021, the Company issued and sold 337,500 additional shares of common stock, pursuant to the underwriters' exercise of its overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. The net proceeds from the overallotment were $2.5 million after deducting underwriting discounts of $0.2 million. Inclusive of the underwriters' option to purchase additional shares, the Company received approximately $18.2 million in net proceeds from the IPO, after deducting underwriting discounts of $1.9 million and other offering costs of $0.6 million.

On August 1, 2021, the Company issued 2,000 shares of common stock in exchange for investor relations services. The shares of common stock had a fair value of $6.25 per share for a total aggregate value of $12,500.

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

Warrants

During the three and nine months ended September 30, 2021, the warrant holders exercised 17,889 warrants to purchase common stock, resulting in the issuance of 17,889 shares of common stock for total proceeds of $992. As of September 30, 2021, 5,420 warrants expired, and were not exercised.

Lender Warrant

In connection with the Term Loan entered into on August 13, 2021, the Company issued a Lender Warrant to purchase 12,500 shares of common stock to the Lender. The Lender Warrant is exercisable at a per share exercise price of $8.00, and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant is equity-classified. As of September 30, 2021, The Lender Warrant had not been exercised, and has a weighted average exercise price of $8.00 and a remaining weighted average time to expiration of 9.87 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The following assumptions were used to estimate the fair value of warrants granted using the Black-Scholes-Merton option pricing model during the nine months ended September 30:

	2021	2020
Assumptions:
Risk-free interest rate	0.90% - 1.30%	—%
Expected term (in years)	5.00 - 10.00	—
Expected volatility	61% - 69%	—%
Expected dividend yield	—%	—%

A summary of warrant activity during the is as follows:

			Weighted Average
			Remaining
	Options	Weighted Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2020	23,309	$0.06	0.75
Granted	102,500	$9.76	5.34
Exercised	(17,889)	$0.06	—
Expired	(5,420)	$0.06	—
Balance at September 30, 2021	102,500	$9.76	5.34

10.SHARE-BASED COMPENSATION

Stock Options

As of September 30, 2021, there were 99,493 and 188,455 shares available for future grants under the Company’s 2013 Stock Incentive Plan and 2021 Stock Incentive Plan, respectively.

The following assumptions were used to estimate the fair value of stock options granted using the Black- Scholes-Merton option pricing model during the nine months ended September 30:

	2021	2020
Assumptions:
Risk-free interest rate	0.47% – 0.66%	1.35% – 1.41%
Expected term (in years)	5.81 – 5.89	5.57 – 6.14
Expected volatility	49.83% – 49.98%	43.11% – 43.91%
Expected dividend yield	—%	—%

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

A summary of stock option activity under the Plans is as follows:

			Weighted Average
			Remaining
	Options	Weighted Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2020	251,847	$1.00	8.06	$89,100
Granted	70,164	$5.74	9.64	140,436
Exercised	(44,222)	$1.00	—	—
Cancelled/forfeited	(8,019)	$1.00	—	—
Balance at September 30, 2021	269,770	$2.27	8.03	$1,103,834

Options exercisable at September 30, 2021	207,481	$1.00	7.54	$867,665

The aggregate intrinsic value in the table above represents the difference between the Company’s stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The total intrinsic value of stock options exercised was approximately $23,019 and $213,813 an during the three and nine months ended September 30, 2021, respectively.

The weighted-average grant date fair value of stock options issued in the nine months ended September 30, 2021 and 2020 was $3.94 and $0.72, respectively. The Company recorded $399,821 and $29,287 of compensation expense for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $450,231 and $80,598 of compensation expense for nine months ended September 30, 2021 and 2020, respectively. A total of $261,676 of unamortized compensation expense at September 30, 2021, will be recognized over the remaining requisite service period of 0.9 years. During the first nine months of 2021 and 2020, the Company received proceeds of $44,390 and $0 from the exercise of stock options, respectively.

2021 Stock Incentive Plan

On June 16, 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan (“the 2021 Plan”). The 2021 Plan was adopted to enhance our ability to attract, retain and motivate employees, officers, directors, consultants and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, restricted stock units and other stock-based awards. The Company’s Board of Directors, or any committee to which the Board of Directors delegates such authority, has the sole discretion in administering, interpreting, amending or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 608,000 shares of the Company’s common stock, and the 2021 Plan was made effective with the completion of the IPO. During the three months ended September 30, 2021, 419,545 equity awards were issued from the 2021 Plan.

Restricted Stock Units

During the three months ended September 30, 2021, the Company granted 120,250 restricted stock units to employees, resulting in expense of $48,957 recorded in general and administrative expense. These restricted stock units are subject to one-year cliff vesting, with 25% of the restricted stock units vesting on the first anniversary of issuance. The remaining restricted stock units vest quarterly over a three-year period. As of September 30, 2021, unrecognized stock-based compensation expense related to the unvested restricted stock units was $734,521 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.76 years.

During July 2021, the Company granted 189,396 restricted stock units to members of the executive team, resulting in expense of $293,588 recorded in general and administrative expense. These restricted stock units are subject to a four-year vesting period, with 20% of the units vesting immediately upon issuance. The remaining restricted stock units vest annually over a four-year period. As of September 30, 2021, unrecognized stock-based compensation expense related to the unvested restricted stock units was $907,182 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.77 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

During July 2021, the Company granted 12,500 restricted stock units to board directors, resulting in expense of $13,083 recorded in general and administrative expense. These restricted stock units vest quarterly over a one-year period. As of September 30, 2021, unrecognized stock-based compensation expense related to the unvested restricted stock units was $65,417 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 0.83 years.

		Weighted Average
	Shares	Grant Date Fair Value
Unvested balance at January 1, 2020	—	$—
Granted	322,146	6.40
Vested	(37,879)	(6.34)
Unvested balance at December 31, 2020	284,267	$6.41

Performance Stock Units

During July 2021, the Company issued 47,349 performance stock units to four members of the executive team pursuant to each executive's employment agreement executed in connection with the IPO. The performance stock units are subject to certain performance obligations relating to certain revenue and cost of revenue metrics to be determined at the beginning of each fiscal year within the four-year vesting period. As of September 30, 2021, it was not probable that the Company would achieve the targets pursuant to the metrics in each of the executives' employment agreements, and therefore no stock compensation expense was recognized for the three and nine months ended September 30, 2021.

11.INCOME TAXES

As of September 30, 2021, the Company had federal net operating loss carryforwards of approximately $28,400,000 of which approximately $13,000,000 expire at various periods through 2037 and approximately $15,400,000 can be carried forward indefinitely. As of September 30, 2021, the Company had state net operating loss carryforwards of approximately $21,300,000 that expire at various periods through 2041. At September 30, 2021, the Company had federal and state tax credits of approximately $800,000 available for future periods that expire at various periods through 2041. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

12.SUBSEQUENT EVENTS

Pursuant to the 2021 Plan, the Company granted 12,000 restricted stock units to employees during October 2021. Each restricted stock unit represents the right to receive one share of the Company’s common stock, subject to the terms and conditions set forth in the restricted stock unit award agreement and the 2021 Plan. The restricted stock units vest as follows: 25% from the one year anniversary of the vesting start date, and then the remainder of the shares will time-vest quarterly beginning fifteen months after the vesting start date and then every three months thereafter, through the fourth yearly anniversary of the vesting start date.

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

Upon completion of the IPO, the Company converted all 1,291,012 shares of outstanding redeemable convertible preferred stock into 1,291,012 shares of common stock, all $5.5 million of its outstanding principal and all unpaid and accrued interest of approximately $1.3 million of the convertible notes into 1,206,614 shares of common stock at a conversion price of $5.60 per share, and $4 million of its outstanding principal and accrued interest of  $0.7 million of the bridge notes as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. As of September 30, 2021, there were no convertible notes outstanding.

On August 13, 2021, we entered into a loan agreement (the "Term Loan") and as a result, received proceeds of $3.5 million. This funding was used to pay the remaining balance of $3.0 million on the Bridge Notes. As of September 30, 2021, there were no bridge notes outstanding.

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

To stabilize revenue, we added COVID-19 samples to our product line to support growing research in this area and also contracted with mobile phlebotomy service providers to more easily collect specimens from research subjects who may be practicing social distancing. We received our first request for samples from patients with a prior or current COVID-19 infection on March 18, 2020, and through September 30, 2021, we fulfilled additional COVID-19 specimen requests. Because of our large, geographically diverse network with many sites around the country and the world, we were able to respond quickly to this new demand and match requests for COVID-19 specimens to sites in areas of outbreak. As a result, during the three months ended September 30, 2021 and 2020, approximately 24%, and 48%, respectively, of our total purchase orders were related to COVID-19 specimens. During the nine months ended September 30, 2021 and 2020, approximately 34%, and 35%, respectively, of our total purchase orders were related to COVID-19 specimens. The percentage of total purchase orders related to COVID-19 specimens during the three months ended March 31, 2020 was insignificant.

With the easing of restrictions, our supply sites are mostly operational as of September 30, 2021, and we are starting to experience an increase in non-COVID-19 specimen collections. There is still considerable uncertainty around the duration of this COVID-19 outbreak and its future impact. While we implemented measures to help stabilize revenue as well as measures to reduce costs in response to the COVID-19 outbreak, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we expect this matter to continue to have an impact on our results of operations, financial condition, or liquidity, which cannot be reasonably estimated at this time.

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

Cost of Revenue

Cost of revenue primarily consists of the purchase price to acquire specimens from hospitals and laboratories; inbound and outbound shipping costs; supply costs related to samples; payment processing and related transaction costs; and costs paid to the supply sites to support sample collections. Shipping costs upon receipt of products from suppliers are recognized in cost of revenue.

Additionally, we believe that loss from operations is a more meaningful measure of profitability than gross profit due to the nature of specimens accessioned and the diversity of our pricing.

Technology

Technology costs include payroll and related expenses for employees involved in the development and implementation of our technology; software license and system maintenance fees; outsourced data center costs; data management costs; depreciation and amortization; and other expenses necessary to support technology initiatives. Collectively, these costs reflect the efforts we make to offer a wide variety of products and services to our customers. Technology and data costs are generally expensed as incurred.

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

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses for human resources, legal, finance, and executive teams, associated software licenses; facilities and equipment expenses, such as depreciation and amortization expense and rent, outside legal expenses, insurance costs, and other general and administrative costs.

Financial Operations Overview and Analysis for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three months ended September 30,		Change
	2021	2020	Dollars	Percentage

	(unaudited)
Revenue	$2,718,534	$2,250,147	$468,387	21%
Operating expenses:
Cost of Revenue	913,833	903,862	9,971	1%
Technology	543,581	413,381	130,200	31%
Sales and marketing	513,107	506,641	6,466	1%
Supply development	171,595	133,007	38,588	29%
Fulfillment	399,145	241,785	157,360	65%
General and administrative	1,636,346	774,550	861,796	111%
Total operating expenses	4,177,607	2,973,226	1,204,381	41%

Loss from operations	(1,459,073)	(723,079)	(735,994)	(102)%
Other expense, net
Interest expense	(75,922)	(469,477)	393,555	84%
Change in fair value of derivative liability on convertible notes	—	(54,000)	54,000	100%
Other expense, net	(21,687)	—	(21,687)	(100)%
Interest income	3,659	87	3,572	4106%
Other expense, net	(93,950)	(523,390)	429,440	82%

Net loss	$(1,553,023)	$(1,246,469)	$(306,554)	(25)%

Revenue

Revenue increased by approximately $468,000 or 21%, from approximately $2,250,000 for the three months ended September 30, 2020 to approximately $2,719,000 for the three months ended September 30, 2021 primarily due to a more seasoned sales team, continued demand for specimens from patients with known COVID-19 test results, and an increasing demand for specimens in non-COVID-19 research areas. For the three months ended September 30, 2021 and 2020, our revenue derived from specimens related to COVID-19 accounted for approximately 34% and 63%, respectively, of our total revenue. Specimens accessioned during the third quarter of the current year decreased by approximately 700 or 12% to approximately 5,300, compared to approximately 6,000 of specimens accessioned during the third quarter of 2020, as well as a change in specimen mix that resulted in an increase in the average selling price per specimen of approximately $138 or 37% compared to the same prior year's period.

Cost of Revenue

Cost of revenue increased by approximately $10,000, or 1%, from approximately $904,000 for the three months ended September 30, 2020 to approximately $914,000 for the three months ended September 30, 2021 which was attributable to a 14% increase in the average cost per specimen impacted by the specimen mix offset by a decrease of 12% in specimens accessioned for the current period compared to the same prior year's period.

Technology

Technology expenses increased by approximately $130,000 or 31% from approximately $413,000 for the three months ended September 30, 2020 to approximately $544,000 for the three months ended September 30, 2021. The increase was primarily related to an increase in payroll and related expenses of approximately $69,000 and an increase in depreciation and amortization of approximately $57,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $6,000, or 1%, from approximately $507,000 for the three months ended September 30, 2020 to approximately $513,000 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in external marketing efforts of approximately $32,000 and an increase in general operating expenses related to sales and marketing of approximately $18,000, partially offset by a decrease in payroll and related expenses of approximately $44,000.

Supply Development

Supply development expenses increased approximately $39,000, or 29%, from approximately $133,000 for the three months ended September 30, 2020 to approximately $172,000 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses of approximately $55,000, partially offset by a decrease in operating and regulatory compliance costs of approximately $17,000.

Fulfillment

Fulfillment costs increased approximately $157,000, or 65%, from approximately $242,000 for the three months ended September 30, 2020 to approximately $399,000 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses of approximately $146,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities.

General and Administrative Expenses

General and administrative expenses increased approximately $861,000 or 111%, from approximately $775,000 for the three months ended September 30, 2020 to approximately $1,636,000 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in cost related to becoming a public company including increases of approximately $60,000 in legal and accounting expenses, $102,000 related to amortization of internally developed software, $24,000 associated with software licenses, $52,000 in human resources, $371,000 related to stock compensation, $180,000 related to directors and officers’ insurance, and $72,000 payroll related costs for the chief financial officer.

Other Expense, net

Other expense, net decreased approximately $429,000, or 82%, from approximately $523,000 for the three months ended September 30, 2020 to approximately $94,000 for the three months ended September 30, 2021. The decrease in other expense, net was primarily the result of the decrease in interest expense of approximately $394,000, the decrease in the change in fair value of derivative liabilities related to the Convertible Notes of approximately $54,000, partially offset by other expense of approximately $22,000.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine months ended September 30,		Change
	2021	2020	Dollars	Percentage

Revenue	$8,586,217	$5,466,375	$3,119,842	57%
Operating expenses:
Cost of Revenue	4,026,680	2,032,111	1,994,569	98%
Technology	1,315,331	1,131,695	183,636	16%
Sales and marketing	1,690,085	1,305,897	384,188	29%
Supply development	383,864	395,200	(11,336)	(3)%
Fulfillment	955,516	642,140	313,376	49%
General and administrative	4,144,989	1,431,262	2,713,727	190%
Total operating expenses	12,516,465	6,938,305	5,578,160	80%

Loss from operations	(3,930,248)	(1,471,930)	(2,458,318)	(167)%
Other expense, net
Interest expense	(2,062,548)	(1,517,697)	(544,851)	(36)%
Change in fair value of derivative liability on convertible notes	(271,000)	(76,000)	(195,000)	(257)%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	1,582,700	—	1,582,700	100%
Loss on extinguishment of bridge notes and bridge notes, related parties	(2,740,425)	—	(2,740,425)	(100)%
Loss on extinguishment of convertible notes and convertible notes, related parties	(260,185)	—	(260,185)	(100)%
Gain on extinguishment of note payable	788,156	—	788,156	100%
Other expense, net	(21,756)	6,691	(28,447)	(425)%
Interest income	3,878	396	3,482	879%
Other expense, net	(2,981,180)	(1,586,610)	(1,394,570)	(88)%

Net loss	$(6,911,428)	$(3,058,540)	$(3,852,888)	(126)%

Revenue

Revenue increased by approximately $3,120,000 or 57%, from approximately $5,466,000 for the nine months ended September 30, 2020 to approximately $8,586,000 for the nine months ended September 30, 2021 primarily due to a more seasoned sales team, continued demand for specimens from patients with known COVID-19 test results, and an increasing demand for specimens in non COVID-19 research areas. For the nine months ended September 30, 2021 and 2020 our revenue derived from specimens related to COVID-19 accounted for approximately 29% and 38%, respectively, of our total revenue. Specimens accessioned during the nine months of the current year decreased by approximately 150 or 1% to approximately 17,150, compared to approximately 17,000 of specimens accessioned during the nine months ended September 30, 2020. However, a change in specimen mix resulted in an increase in average selling price per specimen of approximately $179 or 56% compared to the same prior year’s period.

Cost of Revenue

Cost of revenue increased by approximately $1,995,000, or 98%, from approximately $2,032,000 for the nine months ended September 30, 2020 to approximately $4,027,000 for the nine months ended September 30, 2021 which was attributable to a 96% increase in the average cost per specimen impacted by the specimen mix during the current nine month period over the prior year period, offset by the 1% decrease in the number of specimens accessioned during the current nine month period over the same prior year period. The significant increase in the average cost per specimen is the result of both a changing specimen mix and a significant project in 2020 which yielded lower average costs per specimen.

Technology

Technology expenses increased by approximately $184,000 or 16% from approximately $1,132,000 for the nine months ended September 30, 2020 to approximately $1,315,000 for the nine months ended September 30, 2021. The increase was primarily related to an increase in depreciation and amortization of approximately $106,000 and an increase in operating and maintenance expenses of approximately $88,000, partially offset by a decrease in project expenses for development of the Company’s technology that were not capitalizable of approximately $11,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $384,000, or 29%, from approximately $1,306,000 for the nine months ended September 30, 2020 to approximately $1,690,000 for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses of approximately $292,000, an increase to external marketing efforts of approximately $66,000, an increase in general operating expenses related to sales and marketing of approximately $45,000, partially offset by a reduction in general expenses related to sales and marketing of approximately $17,000.

Supply Development

Supply development expenses decreased approximately $11,000, or 3%, from approximately $395,000 for the nine months ended September 30, 2020 to approximately $384,000 for the nine months ended September 30, 2021. The decrease was primarily attributable to a decrease in operating and regulatory compliance costs of approximately $50,000 and a decrease in general operating expenses related to supply development of approximately $5,000, partially offset by an increase in payroll and related expenses of approximately $45,000 for personnel engaged in supply development activities and travel-related expenses.

Fulfillment

Fulfillment costs increased approximately $313,000, or 49%, from approximately $642,000 for the nine months ended September 30, 2020 to approximately $956,000 for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in payroll and related expenses of approximately $302,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities.

General and Administrative Expenses

General and administrative expenses increased approximately $2,714,000 or 190%, from approximately $1,431,000 for the nine months ended September 30, 2020 to approximately $4,145,000 for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in cost related to becoming a public company including an increase of general and administrative expenses of approximately $359,000, an increase in payroll related costs for the chief financial officer of approximately $144,000, an increase in legal and accounting expenses of approximately $225,000, and an increase in director and officer insurance of approximately $280,000. There was also an increase in utilities and facilities of approximately $35,000 and an increase in stock compensation expense of $371,000. Additionally, the remaining increase is related to costs not expected to recur in the future, such as payroll expenses of approximately $555,000 for a special IPO bonus provided to all employees and increased legal, accounting and consulting expenses of approximately $744,000 that did not qualify as offering costs.

Other Expense, net

Other expense, net increased approximately $1,395,000, or 88%, from approximately $1,587,000 for the nine months ended September 30, 2020 to approximately $2,981,000 for the nine months ended September 30, 2021. The increase in other income (expense), net was primarily the result of a loss on the extinguishment of Bridge Notes and Related Party Bridge Notes of approximately $2,740,000, an increase in interest expense of approximately $545,000 related to accrued interest on the issuance of additional Bridge Notes, a loss on extinguishment of Convertible Notes of approximately $260,000, a difference in the change in fair value of the derivative liability related to the Convertible Notes of approximately $195,000, and a decrease in other income of approximately $28,000, partially offset by a change in fair value of the derivative liability related to the Bridge Notes and Related Party Bridge Notes of approximately $1,583,000 and a gain on the extinguishment of note payable of approximately $788,000 due to the forgiveness of the total outstanding balance of the Paycheck Protection Program Loan.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2021, our available cash totaled approximately $9,791,000 which represented an increase of approximately $9,095,000 compared to December 31, 2020. As of September 30, 2021, we had working capital of approximately $12,796,000 which represents an increase of approximately $31,459,000 compared to December 31, 2020. Since inception, we have relied upon raising capital to finance our operations. On June 21, 2021, we completed our IPO in which we issued and sold 2,250,000 shares of our common stock at a public offering price of $8.00 per share, for aggregate gross proceeds of $18 million. The net proceeds from the IPO were $15.7 million after deducting underwriting discounts of $1.7 million and other offering costs of $0.6 million. On July 1, 2021, we sold an additional 337,500 shares of our common stock, pursuant to the underwriters' partial exercise of its overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. The net proceeds from the overallotment were $2.5 million after deducting underwriting discounts of $0.2 million.In aggregate, we received approximately $18.2 million after deducting underwriting discounts of $1.9 million and other offering costs of $0.6 million. We intend to use the net proceeds from this offering to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, for working capital and general corporate purposes.

On August 13, 2021, we received proceeds of $3.5 million from the Term Loan and paid the remaining balance of $3.0 million on the Bridge Notes. As of September 30, 2021, there were no Bridge Notes outstanding.

Management believes that the Company's existing cash and cash equivalents, which include the net proceeds from the IPO and from the proceeds of the Term Loan, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated. As a result of recurring losses, the continued viability of the Company beyond August 2022 may be dependent on its ability to continue to raise additional capital to finance its operations.

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

Cash Flows

Nine Months Ended September 30, 2021 and 2020

	Nine months ended September 30,		Change
	2021	2020	Dollars	Percentage
Net cash flows used in operating activities	$(9,348,701)	$(263,728)	$(9,084,973)	3445%
Net cash flows used in investing activities	(733,722)	(865,927)	132,205	(15)%
Net cash flows provided by financing activities	19,177,246	2,033,008	17,144,248	843%
Net increase in cash and cash equivalents	$9,094,823	$903,353	$8,191,470

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $9,348,701, which consisted of a net loss of $6,911,428 offset by non-cash charges of approximately $3,019,000, which primarily includes a $2,740,425 loss on extinguishment of Bridge Notes, $869,600 of amortization of discount on Amended Bridge Notes, $714,444 related to amortization of internally developed software, a $260,185 loss on extinguishment of Convertible Notes, $450,231 in stock based compensation, $33,856 in bad debt expense, $33,390 related to depreciation and amortization of property and equipment, and $1,088 of amortization of discount and debt issuance costs on Convertible Notes, partially offset by a $1,311,700 loss on derivative liabilities, and a $788,156 gain on the extinguishment of the note payable. Total changes in assets and liabilities of approximately $5,456,000 were primarily driven by a $1,709,579 decrease in accrued interest, a $1,441,012 decrease in accounts payable, a $1,226,146 increase in accounts receivable, a $1,097,983 increase in accounts receivable-unbilled, a $154,531 decrease in deferred revenue, and a $41,392 increase in prepaid expenses and other current assets, partially offset by an increase in accrued expenses of $214,226.

For the nine months ended September 30, 2020 net cash used in operating activities was $263,728 which consisted of a net loss of $3,058,540, offset by non-cash charges of approximately $931,000, which primarily includes $599,425 related to amortization of internally developed software, $141,628 of amortization of discount and debt issuance costs on Convertible Notes, $80,598 of share-based compensation, a change in fair value of derivative liabilities of $76,000, and $33,563 of depreciation and amortization of property and equipment. Total changes in working capital assets and liabilities of approximately $1,864,000 were primarily driven by an increase in accrued interest of $1,374,139, an increase in deferred revenue of $581,912, an increase in accounts payable of $474,263, a $130,813 decrease in accounts receivable-unbilled, an increase in accrued expenses of $129,644, a decrease in tax credit receivable of $104,624, and a decrease of $28,174 in inventory, partially offset by a $924,827 increase in accounts receivable, and a $6,970 increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $733,722 and $865,927 for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $731,172 of capitalization of internally developed software and $2,550 for purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $864,921 of capitalization of internally developed software, and $1,006 for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $19,177,246 and $2,033,008 for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of $18,000,000 of proceeds received from the issuance of common stock in connection with the IPO, $3,500,000 of proceeds received from the issuance of note payable, $2,497,638 of proceeds from the issuance of over-allotment shares of common stock, $500,000 of proceeds received from the issuance of Bridge Notes payable, $44,394 of proceeds received from the exercise of stock options, and $992 of proceeds received from the exercise of warrants, partially offset by the $3,000,000 payment of principal to the holders of the Bridge Notes, $2,339,816 for the payment of offering costs in connection with the issuance of common stock in connection with the IPO, and $25,825 for the payment of debt issuance costs in connection with the note payable. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds received from the issuance of Bridge Notes payable totaling $1,250,000 and proceeds received from the Paycheck Protection Program of $783,008.

Non-GAAP Financial Measure

To supplement our financial statements, which are prepared and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we use adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

➢Adjusted EBITDA excludes the change in fair value of the derivative liability, which represents a non-cash charge related to the change in fair value for the embedded features on the Convertible Notes, Bridge Notes, and Related Party Bridge Notes;
➢Adjusted EBITDA excludes the loss on the extinguishment of Bridge Notes and Relates Party Bridge Notes;
➢Adjusted EBITDA excludes the loss on the extinguishment of Convertible Notes
➢Adjusted EBITDA excludes the gain on the extinguishment of note payable;
➢Adjusted EBITDA excludes amortization of debt issuance costs and discounts on Convertible Notes which are components to interest expense;
➢Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of leasehold improvements, property and equipment and amortization of internally developed software and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
➢Adjusted EBITDA excludes share-based compensation expense which has been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Net loss	$(1,553,023)	$(1,246,469)	$(6,911,428)	$(3,058,540)
Change in fair value of derivative liability on convertible notes	—	54,000	271,000	76,000
Change in fair value of derivative liability on bridge notes and bridge notes, relates parties	—	—	(1,582,700)	—
Loss on extinguishment of bridge notes and bridge notes, related parties	—	—	2,740,425	—
Loss on extinguishment of convertible notes and convertible notes, related parties	—	—	260,185	—
Gain on extinguishment of note payable	—	—	(788,156)	—
Interest expense	75,922	469,477	2,062,548	1,517,697
Depreciation & amortization	253,990	184,051	747,834	632,988
Share-based compensation	399,821	29,266	450,231	80,598
Adjusted EBITDA	$(823,290)	$(509,675)	$(2,750,061)	$(751,257)

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

The Company recognizes share-based compensation expense from restricted stock units (RSUs) ratably over the specified vesting period. The fair value of RSUs is determined to be the closing share price of the Company's common stock on the grant date.

Common Stock Valuations

For all periods prior to our initial public offering, there was no public market for our common stock, and, as a result, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, input from management, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

➢our results of operations and financial position, including our levels of available capital resources;
➢our stage of development and material risks related to our business;
➢our business conditions and projections;
➢the valuation of publicly traded companies in the life sciences and Scientific Research & Development sectors, as well as recently completed mergers and acquisitions of peer companies;
➢the lack of marketability of our common stock as a private company;
➢the prices at which we sold shares of our convertible preferred stock to outside investors in arm’s length transactions;

➢the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
➢the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of our company, given prevailing market conditions;
➢the hiring of key personnel and the experience and expertise of management;
➢trends and developments in our industry; and
➢external market conditions affecting the life sciences and Scientific Research & Development industry sectors.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bridge Bank Loan and Lender Warrant

On August 13, 2021, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bridge Bank, a division of Western Alliance Bank (“Bridge Bank”). Pursuant to the Loan and Security Agreement, Bridge Bank agreed to provide us with a term loan facility in the maximum principal amount of $5,000,000, including (i) a $3,500,000 term loan advanced on August 13, 2021 and (ii) a $1,500,000 term loan available upon our request, subject to certain conditions for the 18-month period following August 13, 2021. Amounts outstanding under the Loan and Security Agreement bear interest at a per annum rate equal to the prime rate plus 0.75%.

In connection with the Loan and Security Agreement, we issued Bridge Bank a warrant to purchase up to 12,500 shares of our common stock at an exercise price of $8.00 per share (the “Lender Warrant”). The Lender Warrant contains standard and customary anti-dilution provisions, may be exercised on a cashless basis, and expires ten years from the issuance date.

For descriptions and copies of the Loan and Security Agreement and Lender Warrant, see our Current Report on Form 8-K that was filed with the SEC on August 16, 2021.

RedChip Compensation Shares

On August 1, 2021, we entered into an investor relations agreement (the “Investor Relations Agreement”) with RedChip Companies, Inc. (“RedChip”) for certain investor relations services to be provided from July 15, 2021 to January 15, 2022 with the option to extend. Pursuant to the Investor Relations Agreement, the compensation to the RedChip will be paid (i) in cash of $9,500 per month, and (ii) by issuing 2,000 shares of our common stock with restrictive legends (the “Initial Shares”) for the initial term, and (a) in cash of $7,500 per month and (b) by issuing 2,000 shares of our common stock with restrictive legends (the “Extension Shares”, and together with the Initial Shares, the “Compensation Shares”) for the extended term.  The Initial Shares were issued to RedChip on August 1, 2021.  Such issuance was made in reliance on Section 4(2) of the Securities Act.

Employee Stock Grant

On June 23, 2021, our Board of Directors approved the grant of an aggregate of 90,750 restricted stock units (the “RSUs”) to our employees under the iSpecimen Inc. 2021 Stock Incentive Plan (the “2021 Plan”).

On July 30, 2021, our Board of Directors approved the grant of an aggregate of 23,500 RSUs to our employees under the 2021 Plan and 4,050 RSUs to our employees under our 2013 Stock Incentive Plan.

On August 30, 2021, our Board of Directors approved the grant of an aggregate of 1,950 RSUs to our employees under the 2021 Plan.

On October 5, 2021, our Board of Directors approved the grant of an aggregate of 8,500 RSUs to our employees under the 2021 Plan.

On October 29, 2021, our Board of Directors approved the grant of an aggregate of 3,500 RSUs to our employees under the 2021 Plan.

Unless the above-mentioned RSUs are forfeited pursuant to the 2021 Plan, the RSUs vest quarterly over four years with a one-year cliff. The RSUs and the underlying shares common stock are issued to our employees in reliance on Section 4(a)(2) of the Securities Act.

Director and Executive Compensation

On July 8, 2021, our Board of Director approved the grant of 13,525 nonqualified stock options (“NSOs”) to each of Margaret H. Lawrence and John L. Brooks III, our independent directors, with a strike price of $6.34 per share (the closing price of our common stock on July 8, 2021) and vesting commencing as of the June 21, 2021, which is our IPO closing date.

On July 8, 2021, our Board of Directors approved the grant of an aggregate of 189,396 RSUs and 47,349 performance share units (“PSUs”) to our four executive officers.  20% of the RSUs shall vest on June 21, 2021 and the remaining 80% shall vest annually over four years.  The PSUs shall vest pursuant to the performance terms of the executive officers’ employment agreements.

On July 30, 2021, our Board of Directors adopted and approved a director compensation policy, which provides to each of the non-employee directors (i) an annual retainer of $20,000, payable quarterly, (ii) equity compensations (including NSOs with a vesting schedule of three year to purchase 13,525 shares of common stock at the fair market value and annual RSUs that have a grant date value of $20,000 and will vest in four equal quarterly tranches) under the 2021 Plan, and (iii) travel expense reimbursement.  In addition, our Board of Directors approved the grant of an aggregate of 39,550 RSUs to our directors.

The RSUs, PSUs and their underlying shares of common stock are issued to our directors and executive officers in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation. (1)
3.2	Second Amended and Restated Bylaws. (1)
10.1	Loan and Security Agreement. (2)
10.2	Lender Warrant. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 22, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 16, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSpecimen, Inc.

Date: November 4, 2021	By:	/s/ Christopher Ianelli
	Name:	Christopher Ianelli
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)