Form 10-K
period 2021-12-31
iSpecimen Inc.
filed 2022-03-22
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-40501

iSpecimen Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0480143
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Bedford Street, Lexington, Massachusetts	02420
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 301-6700

Securities registered pursuant to Section 12(b) of the Act:

Name Of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, par value $0.0001 per share	ISPC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $27,428,831. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2022, there were 8,811,423 shares of Common Stock, par value $0.0001 per share, of the Registrant issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE

As used in this Annual Report on Form 10-K (“Annual Report”), unless the context otherwise requires, the terms the “Company,” “iSpecimen,” “we,” “us,” and “our” refer to iSpecimen, Inc., a Delaware corporation. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ended December 31, 2021).

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consult all of the information set forth in this Annual Report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Act and the Exchange Act, including our reports on Forms 10-Q and 8-K.

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

➢	our ability to enter into contracts with healthcare providers to gain access to specimens, subjects, and data on favorable terms;
➢	our ability to obtain new customers and keep existing customers;
➢	development of our technology to adequately keep pace to support expansion of our existing line of business or our entry into new lines of businesses;
➢	market adoption rate of our marketplace technology;
➢	our ability to continue to expand outside of the United States in compliance with local laws and regulations;
➢	acceptance of the products and services that we market;
➢	the viability of our current intellectual property;
➢	government regulations and our ability to comply with government regulations;
➢	our ability to retain key employees;
➢	adverse changes in general market conditions for biospecimens;
➢	our ability to generate cash flow and profitability and continue as a going concern;
➢	our future financing plans; and
➢	our ability to adapt to changes in market conditions (including as a result of the COVID-19 pandemic) which could impair our operations and financial performance.

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate could be materially different from our expectations. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (the SEC) thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

You should read this Annual Report and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this Annual Report. The trading price of our common stock could decline due to any of these risks.

Our business is subject to numerous risks as described in this section. Some of these risks include:

Risks Associated with Our Business

➢	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability;
➢	We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
➢	We may require additional capital in the future and an inability to meet future capital needs could adversely impact our ability to operate;
➢	We have a relatively short operating history which can lead to difficulty in accurately forecasting future results;
➢	Our growth strategy may not prove viable and we may not realize expected results;
➢	The continued COVID-19 pandemic and/or global geopolitical instability could continue to adversely affect our business;
➢	We rely upon relatively few customers for a significant portion of revenue and do not have a recurring revenue business model. A loss of large customers could affect our ability to operate;
➢	Sustainable future revenue growth is dependent upon the development of technology solutions that enable scale and address new markets;
➢	Customers and customer prospects may be averse to using a self-service marketplace to procure specimens and may continue to require iSpecimen personnel in the procurement process, impacting our scalability and profitability;
➢	Our supply chain may not provide adequate resources to quickly respond to requests for specimens and delays in the procurement process can affect our reputation, revenue and profitability;
➢	Specimen collection from human subjects, including the possible occurrence of adverse events during or after tissue collection, could provide exposure to claims and litigation;
➢	Our senior management team has limited experience managing a public company;

➢	Our revenue may be adversely affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales; and
➢	We have outstanding indebtedness secured by security interests in all of our assets and our failure to comply with the terms and covenants of such indebtedness could result in our loss of all of our assets.

Risks Related to Regulatory Environment

➢	Failure to comply with applicable federal and state laws around data protection, of research subjects, import/export regulations, occupational health and safety biohazards and dangerous goods, environmental, and other regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business;
➢	Failure to comply with applicable international laws around data protection (such as the EU General Data Protection Regulation), protection of research subjects, import/export regulations, occupational health and safety, biohazards and dangerous goods, environmental and other regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business;
➢	Failure to comply with laws and regulations related to the protection of research subjects could result in fines, penalties, and litigation, and have a material adverse effect upon our business; and
➢	Product safety and product liability, including bio-hazard risks, could provide exposure to claims and litigation.

Risks Related to Our Securities

➢	If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, our common stock could be delisted from Nasdaq;
➢	The sale of substantial shares of our common stock may depress our stock price;
➢	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders;
➢	Our bylaws, as amended, designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees; and
➢	Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director.

PART I

Item 1. Business

Our Mission, Vision, and Core Values

iSpecimen’s mission is to accelerate life science research and development with a global marketplace platform that connects researchers to subjects, specimens, and associated data. Our vision is to create an “Amazon-like” global Marketplace of  patients, biospecimens, and data for research to improve the quality of human life. We implement employee programs that foster a company culture predicated on the core values of corporate and individual growth, results and accountability, team before self; a can-do positive attitude, and the perseverance to succeed.

Overview

iSpecimen is technology-driven company founded to address a critical challenge: how to connect life science researchers who need human for their research, with the billions of biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. Our ground-breaking iSpecimen Marketplace platform was designed to solve this problem and transform the biospecimen procurement process to accelerate medical discovery.

The iSpecimen Marketplace brings new capabilities to a highly fragmented and inefficient biospecimen procurement market. Our technology consolidates the biospecimen buying experience in a single, online marketplace that brings together healthcare providers who have biospecimens and researchers across industry, academia, and government institutions who need them. We are seeking to transform the world of biospecimen procurement much like the way travel websites changed the consumer buying process for flights, hotels, and rental cars.

The iSpecimen Marketplace offers single-source access to millions of human biospecimens and patients across a diverse network of specimen providers — quickly and compliantly — saving researchers time and money in their specimen procurement process while making it easier and more efficient for providers to get their specimens in the hands of researchers who need them. Our marketplace technology makes it as easy to find specimens for research as it is to find flights on a travel website. We have adopted many of the same ease- of-use characteristics of these business to consumer, or B2C marketplaces, from simple guided searches, to the ability to refine search criteria with sliders and checkboxes, to the ability to add chosen items to a cart in order to purchase them, to online order management. Our two-sided marketplace platform makes it easy for researchers and healthcare providers to connect and transact, introducing efficiencies into what is otherwise a very time-consuming and manual process.

The platform is built upon a robust healthcare data set comprised of information about available specimens and research subjects, which then enables the search and matchmaking process. It receives de-identified specimen and patient data from electronic medical records, laboratory information systems, biobank inventory systems, and other healthcare data sources (either in real time via data feeds or regularly via file extracts) and harmonizes this “big data” across all participating organizations into a common dataset. The data is then easily searchable by researchers using our intuitive, web-based user interface. Researchers can use their unique study inclusion and exclusion criteria as selection filters to search the de-identified healthcare data to find matching specimens currently available in laboratories and biobanks in our network. Researchers can then select the specific specimens they need for their studies, add them to a cart, request quotes, place orders, and track and manage their specimen requests and associated data across projects. When specimens are not available that meet their research criteria, researchers can, with a click of a button, request a quote for a custom specimen collection and this custom specimen request will be distributed across our network of biospecimen providers.

Biospecimen providers also gain efficiencies using the iSpecimen Marketplace, not only by giving providers instant access to a large researcher base, but because the technology orchestrates the bioprocurement workflow from specimen request to fulfilment. Specimen providers gain access to intuitive dashboards to view requests, create proposals, and track and manage their orders.

In addition to providing the technology platform to connect researchers and healthcare providers, iSpecimen handles all marketing, sales, contracting, and compliance functions across both sides of the marketplace.

We market to and develop relationships with researchers and specimen providers alike to bring them together into a single platform. We contract once with each participating customer and with each supplier organization and a single agreement then enables all users in that organization to instantly connect and work with all other organizations in the iSpecimen network. We also audit our suppliers to confirm they have proper Institutional Review Board (“IRB”) (or equivalent) protocols in place where required by law.

As of December 31, 2021, we had more than 5,200 external registered users on the iSpecimen Marketplace platform, representing more than 2,100 unique internet domains. Collectively, these users logged into the iSpecimen Marketplace more than 109,000 times and performed nearly 15,000 specimen searches yielding more than 1,400 quote requests since its launch.

Our iSpecimen Marketplace platform ingests de-identified healthcare data provided by our healthcare supply partners — including approximately 14 million patient records, 75 million clinical specimen records, one million banked specimen records, 600 million laboratory test results, and 900,000 medical conditions as of December 31, 2021 — to allow researchers to easily search for and select research subjects, specimens, and associated data they need to drive their research programs. It then orchestrates and manages the biospecimen procurement workflows of both researchers and suppliers to bring efficiencies to the entire buying process. Through the iSpecimen Marketplace, researchers gain instant access to millions of specimens anytime, anywhere, while participating supply organizations gain an opportunity to contribute compliantly to medical research while increasing their revenue and sustainability.

Planned Developments of our Marketplace

While the iSpecimen Marketplace currently supports our business model of providing access to search, find, and acquire human biospecimens and associated data from “inquiry to invoice” and positions us for future expanded business model exploration, there are a number of areas in which the iSpecimen Marketplace functionality could be enhanced to better support our stakeholders, including our prospects and customers, iSpecimen sales and operations staff, and our supply partners. We believe with additional investment in technology development resources, we could make significant progress in scaling our iSpecimen Marketplace and, by the end of 2022, we expect to have capabilities such as more direct support for our prospective collections, deeper search and workflow capabilities, and direct pricing availability in the platform.

We plan to continue technology investment to better connect healthcare researchers with our network of suppliers to enable the acquisition of human biospecimens and data to help accelerate research and expanding the impact of our iSpecimen Marketplace platform from “inquiry to invoice” through the following key approaches:

➢	Enhance the customer experience. By working with our prospects and customers to understand their needs, we strive to provide a platform that more easily enables them to specify and find human biospecimens and data that meet the requirements of their research.
➢	Improve operational efficiency. By measuring the results of our operational workflows, we endeavor to reduce the friction and manual efforts in our processes and systems.
➢	Increase our supplier engagement. By continuing to engage with our supply partners to deliver solutions that make their interactions with us more fulfilling, we become more seamlessly integrated into their workflows and daily operations.

We continue to prioritize and release updated versions of the iSpecimen Marketplace platform in alignment with these approaches and believe that continuing to focus on these approaches will enable us to scale our business model more effectively.

Our Technology

Technology Components

The iSpecimen Marketplace technology is comprised of four major functional areas: search; workflow, data, and administration and reporting. We continue to invest in the evolution of these areas to improve customer and supplier engagement with the platform; provide operational efficiencies for our suppliers, our customers, and our internal operations; and increase the liquidity of products and services obtained through the platform. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position our Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

➢	Search. The primary purpose of the iSpecimen Marketplace is to matchmake between those with access to subjects, specimens, and data, and those with a need for them to power their research.

By entering subject and sample selection requests through the iSpecimen Marketplace, researchers can instantly search across the available medical records of large populations within iSpecimen’s healthcare provider network to create customized patient and specimen cohorts. Researchers can specify their criteria and either refine and review results to select specific specimens instantly, or they can request that iSpecimen find patients, specimens, and associated data to satisfy their needs when specimens do not currently exist in our network. Using our own proprietary algorithms, we enable researchers to explore both what is currently available and what is likely to be available based on historic statistical analysis of data. This allows researchers to quickly and easily determine how we can fulfill their requirements, which is especially useful for project planning and budgeting.

Our search capabilities are what most notably distinguish the iSpecimen Marketplace from other business-to-business, or B2B bioprocurement marketplaces. Whereas some other bioprocurement marketplaces support a search that generates a list of service providers that the researcher must then contact to inquire about specimen availability, the iSpecimen Marketplace goes a step further and returns a list of available specimens and data that actually meet the researcher’s specific requirements. Researchers can then select the individual specimens, add them to a cart, and request a quote for these exact specimens. By incorporating user experiences that researchers are accustomed to from their online consumer shopping experiences, such as faceted searches and the ability to add items to a cart, the iSpecimen Marketplace brings B2C ease of use to the B2B space.

➢	Workflow. Our workflow engine supports the unique bioprocurement workflows of our suppliers, customers, and internal iSpecimen operations users. For our suppliers, our ability to easily integrate into their environments and automate key parts of their bioprocurement workflow enables us to maintain a level of engagement and responsiveness necessary to successfully deliver on specimen requests from our research customers. We make it easy for suppliers to list their specimens in our iSpecimen Marketplace by receiving their data in the most commonly used data transmission formats for healthcare data, such as HL7 feeds (a healthcare data interchange standard), JSON files (a standard data interchange format), and CSV files (a comma separated values file used for tabular data), and then by harmonizing this data into standard terminology sets that allows their specimens to be searchable by our research customers. We provide these onboarding services at no charge to our supply partners. Additionally, our marketplace technology enables suppliers to track and manage all their specimen requests from feasibility assessment through the ordering and fulfillment process in a single web application, thereby streamlining their bioprocurement workflow. Because the work that we do with our suppliers is often a secondary concern to their primary mission of providing patient care, we believe that seamlessly integrating into their workflow is critical to its use and ongoing success.

In addition to supporting our suppliers’ workflow requirements, our workflow engine orchestrates customers’ bioprocurement workflows from specimen requests through fulfillment. Customers can not only search for and select specimens, but they can track and manage their specimen quote requests, place orders, track the progress of orders as they are fulfilled and shipped, and download packing lists, data sheets, and other accompanying data.

Finally, the Marketplace technology acts as the command and control center for internal iSpecimen operations users and allows them to easily federate and manage the sourcing of  specimens and data for all requested projects across a large and growing supply chain. The technology tracks and manages requests for specimens from inquiry-to-invoice and provides a single place for internal users to manage all specimen requests, orders, shipments, and data. Additionally, because our technology easily scales to support a growing supply network and customer base, we have satisfied projects of all types and sizes — from small specimen requests to projects with more than a thousand samples from specific patient cohorts. As of December 31, 2021, we had delivered more than 165,000 specimens in support of nearly 2,200 unique projects since inception.

➢	Data. We power search and orchestrate the procurement workflow through our ability to acquire, ingest, generate, and use big data from our healthcare provider partners. Working with a global, centralized set of healthcare providers, we receive this data in a variety of different formats and quality levels. We de-identify, normalize, and harmonize our supplier network’s data for usage in our iSpecimen Marketplace, ensuring the highest level of patient privacy and compliance with HIPAA and all other applicable regulations that govern the research use of patient specimens and data. As of December 31, 2021, the iSpecimen Marketplace had ingested and harmonized data on approximately 14 million patients, 75 million clinical specimens, one million banked specimens, 600,000 million laboratory test results, and 900,000 medical conditions.

In addition, our platform gathers usage data that enables us to granularly understand supply and demand as well as provide value-added insights to our business partners. For example, our biobanking partners often have access to more samples than they can economically store.

Understanding which samples are likely to be the most useful to researchers helps guide the biobanks’ operational practices to optimize their supply chain (for example, providing them with information on the medical conditions and specimen types that are in highest demand can help guide their collection practices). Our ability to deliver relevant insights further increases the engagement with our platform and positions us as a valuable partner.

As we continue to ingest and generate more data, there are additional business opportunities to leverage this our platform and continue to evolve the iSpecimen Marketplace using modern approaches such as robotic process automation and artificial intelligence/machine learning techniques to further improve the efficiency and effectiveness of the platform and enhance the value of the data. Our ability to leverage network effects will enable us to realize increasing returns from our investments and expand into adjacent markets such as clinical trial patient recruitment, data as a product, and software-as-a-service (SaaS).

➢	Administrative, Compliance, and Reporting. Administration, compliance, and reporting functions are critical components to enable users to properly evaluate and manage the bioprocurement process. Our administrative capabilities include functions such as user management to assign users and roles and password management to ensure passwords are updated regularly, among other capabilities. Compliance management includes manual and technology-based processes that allow iSpecimen to track and manage unique regulatory and legal requirements across customers and suppliers (such as consent requirements versus consents granted, required specimen and data uses versus allowable specimen and data uses, resale or distribution requirements versus resale or distribution rights) to make sure that customer requirements and supplier requirements match before transferring specimens and data. Additionally, we conduct regular audits of supply sites capabilities and confirm that supply sites have IRB (or equivalent) protocols in place where required by law. Our reporting tools turn operational data into useful information by enabling users to view operational data in tables and other visualizations. Together, they help manage and streamline administration, compliance, and operational functions.

Our Products and Services

The iSpecimen Marketplace currently supports the supply chain management and bioprocurement process for specimens and associated data. We derive our revenue by procuring specimens from our healthcare provider network and then distributing these annotated biospecimens to our research client base. Revenue flows from the researchers who pay our Company to provide the specimens and we share that revenue back with the healthcare providers who supplied them. Revenue share back to the supplying organization is generally 25% to 50%, depending upon the sample type, collection requirements, and data provided. We are flexible and allow our suppliers to work with us using a number of revenue share constructs, including a fixed percent revenue share arrangement (whereby we share a fixed percentage of the revenue back with them), a fixed pricing schedule (whereby they set their pricing per specimen type), or on a project-based pricing (whereby the supply site sets fees on a per project basis). We have derived substantially all of our revenue from biospecimen procurement and to date, have not charged our customers or suppliers fees for the use of the iSpecimen Marketplace platform, or for marketing, sales, contracting, or compliance functions that we provide as part of the specimen procurement process.

We generally operate in a “just in time” fashion, meaning we procure specimens from our suppliers and distribute specimens to our customers after we obtain an order for specimens from a research client. Generally, we do not speculatively purchase and bank samples in anticipation of future, unspecified needs. We believe our approach offers many advantages over a more traditional inventory-based supplier business model where biorepositories take inventory risks, and where turnover and cash conversion cycles can be lengthy, depending on market demand for certain specimen types.

Currently, we provide access to the following types of human biospecimens from healthy and diseased-state subjects:

➢	Biofluids — such as whole blood, plasma, serum, urine, saliva, sputum, nasopharyngeal material, and cerebral spinal fluid;

➢	Solid tissue — such as fresh, fixed, and cryopreserved tissue; and formalin-fixed paraffin embedded blocks, slides, and curls; and
➢	Hematopoietic stem and immune cells — such as bone marrow, cord blood, whole blood, or sub- components of these tissues such as peripheral blood mononuclear cells (including normal or mobilized leukapheresis collections) and other isolated cell types (CD34+,T cells, NK cells, B cells, and monocytes).

For each of the biospecimen types, we offer:

➢	Remnant specimens — specimens collected originally for clinical testing purposes but are no longer needed for clinical care of that patient. These samples typically are sourced from clinical laboratories and pathology laboratories prior to their disposal; and
➢	Research use only specimens — specimens collected specifically for research via a direct intervention with a research subject, under a protocol that has been reviewed and approved by an ethics committee such as an IRB and with such research subject’s consent. These samples are typically sourced at healthcare providers or commercial partners that are a part of our supply network.

The cross product of all these categories (i.e. remnant or research use only and biofluids, tissues, or hematopoietic stem or immune cells) describes the product types we use to track and manage the business. These groupings include:

➢	Remnant biofluids — These leftover clinical samples are procured from our clinical lab partners and are typically available days after specimen collection. They are generally priced to the researcher per specimen, depending upon specimen type, rarity, and requested data. In 2021, these specimens contributed to approximately 8% of our revenue. In 2020, due to new demand for remnant specimens tested for COVID-19, remnant biofluids represented approximately 16% of our revenue.
➢	Remnant tissue — These leftover anatomic pathology samples are procured from our pathology lab partners and typically are available years after they were first collected for clinical care. They are generally priced depending upon specimen type, rarity, and requested data.
➢	Remnant hematopoietic stem and immune cells — Remnant hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their viable cellular components, that are left over from a clinical testing process. These samples may be obtained from clinical and anatomic pathology labs.
➢	Research use only biofluids — Research use only biofluids are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. We obtain these samples via a variety of sources, including our biorepository and clinical research center partners. They are generally priced to the researcher per collection, depending upon specimen type, rarity, and requested data. In 2021, these specimens contributed to approximately 52% of our revenue. In 2020, they contributed to approximately 52% of our revenue.
➢	Research use only tissue — Research use only tissues are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. They are typically collected during a clinically required surgical procedure. We obtain these specimens from our biorepository partners, anatomic pathology laboratories, or clinical research centers that have relationships with surgical facilities. These samples are priced to the researcher per sample, depending upon specimen type, rarity, and requested data. In 2021, these specimens contributed to approximately 37% of our revenue. In 2020, they contributed to approximately 37% of our revenue.
➢	Research use only hematopoietic stem and immune cells — Research use only hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their cellular components, which are collected from subjects with their consent and under an IRB (or equivalent) protocol. Some of the aforementioned products are collected from healthy subjects or diagnosed (diseased) subjects and may be offered to researchers in fresh or cryopreserved format. They are prospectively collected primarily from our blood donor center partners or picked from banked inventory maintained by our supply site partners. The collection of these samples may require subjects to undergo apheresis procedures, bone marrow extraction procedures, and/or hematopoietic stem cell (HSC) mobilization therapies. These products are generally priced to the researcher per collection depending upon collection type, specimen type, rarity (subject phenotype or attributes selected), required procedures, and requested data. Research use only hematopoietic stem and immune cells were a relatively new product to us in 2019. These specimens accounted for approximately 2% of our revenue in 2021 and 2020.

For each of these product types, biospecimens may already exist in lab archives or banked in our network of biorepositories (“banked”) or may be collected in the future from our network of healthcare providers and commercial specimen providers (“prospectively-collected” or “custom collections”).

Our Supply Partners

Critical to the success of the iSpecimen Marketplace is the network of healthcare providers who make their patients, samples, and data available to researchers. This supply network was built over a nine-year period and as of December 31, 2021, our supply network consisted of 200 unique healthcare organizations and biospecimen providers under agreement, including healthcare systems, community hospitals, clinics, private practice groups, commercial laboratories, blood centers, commercial biobanks, clinical research sites, and cadaveric donation centers.

Our suppliers are located in 15 countries across the Americas, Europe, and Asia and our cost of revenue for the years ended December 31, 2021 and 2020, break out as follows geographically:

	December 31,
	2021	2020
Americas	92.52%	92.28%
Europe, Middle East, and Africa (“EMEA”)	6.51%	2.31%
Asia Pacific (“APAC”)	0.98%	5.41%

There were four suppliers that accounted for 11.3% ,10.5% ,10.4% and 10.4 of our total cost of revenue during the year ended December 31, 2021. There was one supplier that accounted for 21.2% of our total cost of revenue during the year ended December 31, 2020.

Each supplier organization may give us access to one or more of the following environments within their organization where specimens may be obtained:

➢	Clinical labs — This environment provides access to remnant biofluids and is typically found in hospitals, commercial laboratories, clinics, and private practice groups. As of December 31, 2021, approximately 40 of our healthcare supply sites provided us with access to remnant biofluids originating in clinical labs;
➢	Pathology labs — This environment provides access to remnant tissue and remnant hematopoietic stem and immune cells and typically exists within hospitals or commercial laboratories. As of December 31, 2021, approximately 20 of our healthcare supply sites provided us with access to remnant tissue or cells originating in pathology labs;
➢	Biorepositories — These organizations typically reside within larger healthcare systems or commercial organizations. Generally, they collect and store specimens for unspecified future research purposes. As of December 30, 2021, approximately 55 of our supply sites provided us with access to specimens stored in biorepositories;
➢	Blood donor centers — These organizations typically collect large volumes of blood and derivatives for therapeutic or research purposes. They own and operate donor centers and may manufacture broad selection of isolated cell types (fresh or cryopreserved) from consented donors for research use. As of December 30, 2021, seven of our supply sites provided us with access to large volume blood products;

➢	Cadaveric donation centers — These organizations receive whole cadavers and provide access to cadaveric tissues, biofluids, and stem cells, specifically for research purposes. As of December 31, 2021, four of our supply sites provided us with cadaveric tissues and biofluids; and
➢	Clinical research centers — These organizations generally reside within healthcare facilities such as hospitals or clinics, or they operate as standalone entities providing access to subjects for research programs. Subjects may be approached and consented to provide specimens when they are in for healthcare appointments (i.e. patient encounters) or may be called in to specifically participate in research projects. As of December 31, 2021, approximately 140 of our healthcare supply sites provided us with access to patients directly from over 1,000 hospitals and thousands of clinics and practice groups.

Supply sites may provide specimens from one or all these environments, depending on their practices and capabilities. Each supply site can select how it will work with our Company.

In addition to obtaining specimens and data directly from healthcare organizations, we work with several commercial biobanks and biospecimen brokers who have their own network of healthcare provider supply partners and wish to make their samples available to our research clients as well. While these organizations are generally considered our competitors, they are willing to work with us because we provide value by acting as both a distribution channel for them and a supply partner to them to increase their revenues. Moreover, the inclusion of competitors’ specimens in our iSpecimen Marketplace platform further strengthens our competitive position and value to our customers by further de-fragmenting our customers’ buying experience.

Our Customers

Our customer base is primarily comprised of three main segments: biopharmaceutical companies, in vitro diagnostic (“IVD”) companies, and government/academic institutions. As of December 31, 2021, we have distributed our specimens to approximately 415 unique customer organizations, comprising most of the large IVD and biopharma companies along with large government agencies, such as the Centers for Disease Control and Prevention. Since entering the regenerative medicine market late 2019, we have acquired 28 customers representing 2.1% of our total revenue in 2020, and 4.0% in 2021.

From our inception through December 31, 2021, we have distributed more than 165,000 specimens to 20 countries and our geographical revenues distribution for the years ended December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Americas	92.7%	94.4%
Europe, Middle East, and Africa (EMEA)	6.69%	1.8%
Asia Pacific (APAC)	0.61%	3.8%

During the year ended December 31, 2021, no customers represented greater than 10% of the Company’s revenues. During the year ended December 31, 2020, there were two customers that accounted for approximately 11% and 10% of our total revenue generated. We continuously engage with all customers when we receive inbound requests from them, whether they are within or outside of the Americas. Year-over-year, our top customers have been different because their specimen needs tend to be project-based and depending upon where they are in their research and development cycle, they may not need large numbers of specimens each year. Regardless, our customer retention rates are high, with 23 of our top 25 customers (92%) in 2020 also procuring specimens in 2021.

Biospecimens have broad utility within the healthcare and life science industries, as they are collected and used throughout nearly every stage of diagnostic and therapeutic product discovery and development. For diagnostic products, they are used consistently for preclinical discovery, clinical validation, and post-market validation, as well as surveillance. For therapeutic products, these samples are most often used during preclinical research involving drug target identification and validation, compound screening, lead optimization, predictive toxicology, and pharmacokinetic studies. They are also used for biomarker/ companion diagnostic discovery and development, which has been shown to reduce the costs of drug clinical trials by 30 to 60% according to Ark Research. In the case of regenerative medicine applications, hematologic samples are used for research and development of engineered cell therapies (e.g. CAR-T, CAR- NK), stem cell therapies (e.g. hematopoietic stem cells, mesenchymal stem cells ), exosome therapies, identification of cell immunophenotypes for allogeneic therapies, and for developing and scaling-up cell therapy manufacturing processes.

Given recent advances in technology that now allow for the identification of molecular determinants of disease, the role of the patient’s biospecimen has become even more important in all these endeavors and is essential to the development of precision medicine. This pursuit of precision medicine by the healthcare and life science industries has further increased the already high demand for human biospecimens and the clinical data that describe them.

Our Competitors

We compete with a highly fragmented landscape of organizations who have access to human biospecimens. The competitive organizations, including:

➢	Healthcare providers, who may offer access to clinical laboratory specimens, pathology laboratory specimens, biorepository specimens, or patients directly for research;
➢	Commercial biobanks, who purchase and maintain inventories of specimens from healthcare providers in anticipation of future requests from researchers. Some of these organizations offer online catalogs that can be searched for specimens within their own biobanks;
➢	Specimen brokers, who act as a middleman between healthcare providers and researchers on a transaction-by-transaction basis;
➢	Commercial specimen providers who operate their own donor centers, specimen procurement groups, and cell manufacturing facilities. Some of these organizations offer online catalogs that can be searched for specimens within their own biobanks; and
➢	Research services marketplaces that provide access to a list of biospecimen providers but not a list of available biospecimens. These organizations allow a researcher to fill out a specimen request form online which then gets distributed to the biospecimen providers in their marketplace. They do not support searches for precise specimens in the services marketplace.

In each of these cases, the landscape is extraordinarily fragmented, and our management estimates that most biospecimen providers have less than 1% market share each, and no single biospecimen provider has more than a 10% market share. Most competitors are smaller organizations with limited specimen procurement abilities. However, there are several larger biospecimen providers who are consolidating the industry by acquiring smaller specimen providers to enable them to provide broader access to specimens and research subjects. These organizations are well-capitalized by private equity and while they still lack a technology-based approach that enables them to search the inventories across their biospecimen provider network, because of their broad specimen access, banked inventory, and available cash, they currently represent our biggest competitive threat.

Specimen providers (e.g. Discovery Life Sciences and StemExpress) maintain internal biobanks and enable researchers to search online for specimens that reside within their own biobanks. Other research services marketplaces (e.g. Science Exchange) allow researchers to describe a specimen request which then gets broadcast to a network of specimen providers (i.e. no searching for specimens, but rather the identification of specimen providers who may or may not have matching specimens and the distribution of the specimen request to them). As such, we believe that there are no other online human biospecimen marketplaces that operate in a manner similar to our business. In addition, we believe that over the long term, the iSpecimen technology-based approach will allow us to scale faster than our competitors who rely upon manual efforts to procure specimens. Nonetheless, we believe we will continue to face competition from: healthcare providers that have their own inventory of biospecimens and thus offer lower prices by eliminating us and others as middlemen; commercial biobanks that have their own inventory of biospecimens and thus may deliver samples more quickly when a researcher’s needs align with their existing inventory; specimen brokers with a specific niche (e.g. infectious disease); and commercial specimen providers with their own donor centers who may more predictably collect and deliver specimens.

Our Intellectual Property

Intellectual property rights are an important component of our business. While we currently do not have any patents protecting our intellectual property, we rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as confidentiality and non-disclosure agreements and other contractual protections with employees and third parties to protect our intellectual property rights, including our proprietary technology, brand, and know-how. We believe factors such as the technological and creative skills of our people; our existing and evolving partnerships; the creation of new features, functionality, and services; and the frequent enhancements to our platform have helped us to establish and will help us maintain our technology leadership position.

Regulations

iSpecimen works with the healthcare industry and with clinical researchers, both highly regulated environments in the United States and other countries. Government departments and agencies, at the federal, state, and local levels have regulations related to research activities that involve human subject research as well as regulations about the collection, storage, and dissemination of personal and healthcare data related to individuals. To support compliance with regulations, we have both internal personnel and external resources who provide us with expertise in various areas of compliance including a Chief Information Security Officer, Chief Privacy Officer, contracts manager, biospecimen and data privacy counsel (external), general counsel (external), IRB (external), and other employees with expertise and oversight of site compliance, lab compliance, and operational compliance.

The following is a general overview of the major laws and regulations pertaining to our business in the United States:

➢	45 CFR Part 46 — Federal Policy for the Protection of Human Subjects
➢	HIPAA and 45 CFR Parts 160, 162, and 164 — HIPAA Privacy Rule, Security Rule, and Breach Notification Rule
➢	21 CFR Part 11 — Food and Drug Regulations — Electronic Records, Electronic Signatures
➢	21 CFR Part 50 — FDA Regulations — Protection of Human Subjects
➢	21 CFR Part 56 — FDA Regulations — Institutional Review Boards
➢	Other Information Laws and Regulations
➢	Other Applicable Laws

Most countries have their own corresponding rules that we are also required to follow.

45 CFR Part 46 — Federal Policy for the Protection of Human Subjects — “The Common Rule”

The Common Rule refers to regulations issued by the U.S. Department of Health and Human Services (“HHS”) and other federal agencies that fund or participate in research, which regulations protect individuals participating in research. The Common Rule defines “Human Subjects Research” as research involving a living individual about whom an investigator is conducting research when information or biospecimens are obtained through intervention or interaction with the individual, or where the research uses, studies, analyzes, or generates identifiable private information or identifiable biospecimens. For this type of research, the Common Rule stipulates: (i) when this research must be reviewed and approved by an IRB (as well as when it may be exempt from IRB review and approval); (ii) the requirements for an IRB’s membership, authority, review procedures, record keeping, and approval criteria; (iii) when informed consent must be obtained from a research subject for participation in research and the elements that must be communicated in an informed consent form (as well as when consent may be waived by an IRB); and (iv) rules related to special requirements for vulnerable populations (such as prisoners and pregnant women).

iSpecimen is involved with both Human Subject Research and non-Human Subject Research. The collection of Research Use Only (“RUO”) specimens (i.e., samples collected specifically for research via a direct intervention with the research subject and not collected as part of routine clinical care) is considered Human Subject Research. In those cases, iSpecimen and our suppliers are subject to the Common Rule. Therefore, all research use only specimens collected in the United States need to be collected under an IRB-approved protocol, with informed consent (unless an IRB waives consent under appropriate regulatory standards).

When iSpecimen is the study sponsor (i.e. specimens are collected under our IRB protocol), we work with a commercial IRB (currently Advarra) to approve our protocol, informed consent forms, subject recruitment material, and collection sites. These protocols and associated material are reviewed regularly by our IRB in accordance with the Common Rule. When iSpecimen is not the study sponsor (i.e., when research use only specimens are collected at participating healthcare providers under their own IRB-approved protocols), we audit the site before we start procuring specimens to ensure that appropriate IRB approvals are in place.

For international specimen collection sites, we rely on those sites to ensure they are collecting specimens in accordance with the laws in their own jurisdictions, in addition to following basic U.S. rules related to Human Subjects Research.

Finally, iSpecimen participates in Non-Human Subject Research, specifically when we collect clinical remnant samples (i.e., those specimens that were collected originally as part of clinical care). According to the Common Rule, as long as the physical sample and any associated dataset is de-identified before being used for research, the use of clinical remnant samples is not considered Human Subject Research and therefore does not need IRB review and approval, nor does it require patient consent. For these samples, iSpecimen leaves it up to each supplier to determine whether the supplier seeks patients’ consent or whether the supplier will inform its patients about the supplier’s use of remnant samples, or allows its patients to opt-out of their use. In all cases, we track any use limitations that attached to a particular specimen. For researchers who only want samples from patients who have consented to allow use in research, we only distribute specimens meeting that criteria to those researchers.

Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health ( “HITECH”) Act, all as implemented by 45 CFR Part 160, 162 and 164 (collectively, “HIPAA”).

HIPAA includes several applicable rules, including the Standards for Privacy of Individually Identifiable Health Information (“Privacy Rule”), the Security Standards for the Protection of Electronic Protected Health Information (“Security Rule”), and the Breach Notification Rule (“Breach Notification Rule”).

The Privacy Rule addresses the allowable uses and disclosures of an individual’s PHI by Covered Entities, defined by HHS as (1) health plans, (2) healthcare clearinghouses, and (3) healthcare providers who electronically transmit any health information in connection with transactions for which HHS has adopted standards (such as electronic billing). The Privacy Rule also applies to Business Associates, which include persons or entities that performs certain functions or activities that involve the use or disclosure of PHI on behalf of, or provide certain services to, a Covered Entity. HIPAA requires Covered Entities to obtain HIPAA Business Associate Agreements with their Business Associates.

The Security Rule establishes a national security standard for protecting ePHI. The Security Rule requires Covered Entities and Business Associates to implement physical, administrative, and technical safeguards to protect ePHI.

The Breach Notification Rule pertains to Covered Entities and Business Associates that have access to PHI and requires them to provide notification following a use or disclosure of PHI that does not comply with the Privacy Rule that compromises the security or privacy of the PHI (a “Breach”).

Covered Entities and Business Associates that fail to comply with the HIPAA standards may be subject to civil money penalties or criminal prosecution.

iSpecimen has implemented many protocols and processes to comply with HIPAA and other data privacy and related laws and regulations. First, to reduce the likelihood of any Breach, iSpecimen removes all ePHI prior to storing information in our datacenter so that we do not possess PHI that is subject to HIPAA. Secondly, to the extent any PHI inadvertently remains in our datacenter, we have implemented physical, administrative, and technical safeguards to comply with the HIPAA Security Rule. We have implemented more than eighty HIPAA privacy and security policies at the Company to help ensure compliance with HIPAA Privacy, Security and Breach Notice rules. Thirdly, we regularly undergo HIPAA gap analyses and security testing using external, independent firms to find weaknesses and vulnerabilities in our technology and our data protection policies and procedures and remediate as needed. Finally, iSpecimen executes Business Associate Agreements or Data Use Agreements with our healthcare provider partners if they might share ePHI with us. To date, iSpecimen has never had a Breach of PHI and has never been investigated by HHS nor found to be out of compliance with HIPAA.

21 CFR — FDA Regulations

The Food and Drug Administration (“FDA”) is an HHS agency that regulates clinical investigations of products under its jurisdiction, such as drugs, biological products, and medical devices. The FDA has its own set of rules related to the protection of human subjects in research which may differ from the Common Rule. However, FDA does harmonize its regulations with the Common Rule whenever permitted by law (see section 1002 of the 21st Century Cures Act, Public Law 114-255). iSpecimen follows the FDA regulations related to the protection of research subjects, so that its customers may submit data to the FDA resulting from research performed using data and specimens provided to the researcher by iSpecimen.

21 CFR Part 11 Electronic Records; Electronic Signatures

21 CFR Part 11 is relevant when submissions to the FDA include records in electronic form that are created, modified, maintained, archived, retrieved, or transmitted under any records requirements set forth in FDA regulations. At a high level, Part 11 requires organizations to implement good business practices by defining the criteria under which electronic records and signatures are considered to be accurate, authentic, trustworthy, reliable, confidential, and generally equivalent to paper records and handwritten signatures on paper. These rules stipulate a range of features that must be in place in computer systems that handle electronic data; standard operating procedures relating to information technology systems and processes; system validation processes and procedures to ensure that electronic systems operate as intended.

Although iSpecimen defines and implements many relevant policies, processes, and technical controls, the iSpecimen Marketplace has not been certified or audited for 21 CFR Part 11 compliance. In addition, we do not require the originating systems from whom we receive data to be 21 CFR Part 11 compliant. While we do not represent to customers or suppliers that our systems are 21 CFR Part 11 compliant, our clients may still submit data to the FDA that was received, stored, and transmitted in our systems.

The vast majority of the specimens used by our customers are for projects that do not require 21 CFR Part 11 compliance, and our customers are responsible for determining whether they require Part 11-compliant data for the particular use. For specimens that are collected with informed consent, we audit informed consent differently for supply sites that use their own IRB or ethics committee and those supply sites that use the IRB we contract. In the event we are required to contact a client about a shipped specimen that is not supported by informed consent, which had not happened as of December 31, 2021, the client would then determine whether it could use the specimen without informed consent. In addition, we contract with an outside IRB for IRB services, which agrees to perform the services in accordance with all applicable laws and regulations governing independent institutional review boards, and to indemnify us for its failure to comply with applicable laws, rules, and regulations. The failure of our Company or our supply sites to comply with international, federal, state, and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which could have a material adverse effect on our business.

21 CFR Part 50 — Protection of Human Subjects

21 CFR Part 50 contains the general standards for obtaining informed consent and for human participation in clinical investigations as well as additional safeguards for children involved in clinical investigations, when the investigations are regulated by the FDA. The regulations specify the requirements for informed consent, exceptions to these requirements, elements of informed consent, and documentation of informed consent. Additionally, the requirements detail additional regulations for investigations involving children. Informed consent is not required to use de-identified specimens and data for certain FDA-regulated research, as set forth in guidance documents issued by the FDA.

To the extent our suppliers seek informed consent from individuals to use specimens and data for research, we will provide our clients, upon request, with copies of our or our suppliers’ template informed consent forms and IRB approval prior to obtaining samples from us. However, gaps may exist in our or our suppliers’ protocols and informed consent forms that make them incompatible with this regulation and we may fail to properly audit and identify these gaps.

21 CFR 56 Institutional Review Boards

21 CFR Part 56 contains the general standards for the composition, operation, and responsibility of an IRB that reviews clinical investigations regulated by the FDA. These regulations are intended to protect the rights and welfare of human subjects involved in such investigations and indicate the required organization and membership of an IRB; the IRB’s function and operations; record-keeping and reporting; and administrative actions for non-compliance.

iSpecimen utilizes an outside IRB to review the iSpecimen specimen collection protocol. While we believe the IRB composition and operations to be 21 CFR Part 56 compliant, there may be gaps that make them incompatible with this regulation.

Other Information Laws and Regulations

Other information laws and regulations include all applicable laws concerning the privacy and/or security of personal information including, but not limited to, state data breach notification laws; personal data protection laws such as the California Consumer Privacy Act of 2018, Nevada Senate Bill 220 (an amendment to the state’s existing online privacy policy statute) and Maine’s Act to Protect the Privacy of Online Consumer Information; and all applicable Payment Card Industry Security Standards with respect to account data protection.

Currently, iSpecimen collects personal data on customers, suppliers, investors, employees, research subjects, Marketplace registrants, and other individuals who interact with iSpecimen personnel or our websites. We believe we are in compliance with these data protection rules but there remains inherent risk of a data breach of iSpecimen’s systems or any of our technology service and SaaS providers (such as those organization who provide us with customer relationship management software, marketing automation software, online file storage, web services, email systems, accounting systems, and data aggregation and visualization services).

Other Applicable Laws

In addition to the above-described regulation by United States federal and state government related to Human Subject Research and data privacy and security, there are many other U.S. and international rules that are applicable to iSpecimen. The following list contains some of the other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business:

➢	Occupational Safety and Health regulations and requirements;
➢	Centers for Disease Control Import Permit Program rules related to biological agents;
➢	Shipping rules such as IATA Dangerous Goods regulations;
➢	State and local laws and regulations for the disposal and handling of medical waste and biohazardous material;
➢	Export laws such as the U.S. Department of Commerce’s Bureau of Industry and Security Export Administration Regulations, U.S. State Department’s Directorate of Defense Trade Controls, and the U.S. Department of the Treasury’s Office of Foreign Assets Control in export licensing;
➢	Import laws such as the Customs and Border Protection Trade Act of 2002 and the Customs Modernization Act;
➢	The federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs;
➢	Federal, state, and local tax and tariff rules;
➢	Other laws and regulations administered by the FDA;
➢	Other laws and regulations administered by HHS;
➢	State and local laws and regulations governing human subject research and clinical trials; and
➢	Other laws and regulations of which we are unaware.

These laws cover areas where we may not have expertise and, in many areas, these laws are actively evolving. We, or our other third-party customers, suppliers and/or distribution partners, may not be able to maintain regulatory compliance in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory compliance.

International Regulatory Environment

Because iSpecimen procures specimens from and distributes specimens to countries outside of the United States, we are subject to international rules related to the protection of human subjects in research, data privacy and security, import and export regulations, tariffs, and foreign rules similar to any of the aforementioned U.S. rules, as well as those of which we are unaware.

One of the more prominent international regulations is the General Data Protection Regulation (“GDPR’) which took effect in May 2018. The GDPR regulates the collection, use, disclosure, transfer, and/or other processing of personal data of identified or identifiable individuals located in the European Economic Areas, including the European Union (“EU”). This data specifically includes personal health data that generally is provided as part of biospecimen collection studies. The GDPR imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates for processing (with some exceptions), allowing individuals to revoke consents granted, enabling individuals the right to have their data erased (with some exceptions), amended, or transferred to another data controller (known as “data portability”), providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, limiting the transfer of data to countries outside of the EU, providing notification of data breaches, and taking certain measures when engaging third-party’s who may also use or process the data.

In addition, EU member states may make their own further laws and regulations limiting the processing of personal data, including biometric, genetic, or health data.

The GDPR increases our obligations with respect to data collected by our EU suppliers. We generally rely upon our contractual terms with these organizations as a means for obligating them to provide us data in accordance with the GDPR regulations. In addition to utilizing contractual terms to obligate specimen suppliers to conform with GDPR, we generally request the international supplier fills out a pre-contract questionnaire to understand their GDPR compliance before engaging in the contracting process and then perform a post-contract audit that also asks about GDPR applicability and the site’s conformance to the GDPR. Audit questionnaires are distributed every two years after the initial site audit.

COVID-19 and its Impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic had and still has both positive and negative effects on iSpecimen’s business.

On the positive side, a new market for COVID-19 samples emerged as a result of the pandemic. We received our first request for samples from patients with a prior or current COVID-19 infection on March 18, 2020, and through December 31, 2021, we fielded approximately 625 unique COVID-19 specimen requests representing approximately $34 million in opportunities. Because of our large, geographically diverse network with many sites around the country and the world, we were able to respond quickly to this new demand and match requests for COVID-19 specimens to sites in areas of outbreak. As a result, we won 216 of these opportunities and received purchase orders for approximately $4.8 million and $5.3 million in 2021 and 2020, respectively, which represented approximately 31% and 35% our purchase orders in 2021 and 2020, respectively. Notable among these COVID-19 opportunities was an approximately $850,000 order from the Centers for Disease Control for a longitudinal collection of blood from subjects who recently had a COVID-19 infection. This project not only provided revenue during the general COVID-19 slowdown, but because of this work, we are now registered as a government contractor and can pursue other opportunities across U.S. governmental agencies.

On the downside, starting in March 2020, COVID-19 negatively impacted our supply chain’s ability to fulfill specimen requests. As healthcare providers dealt with the COVID-19 pandemic initially and during periods of high levels of COVID-19 transmission, many temporarily shuttered their research operations, including biospecimen collection capabilities, as they deployed resources to more critical parts of their organization or their employees stayed home to support social distancing measures. While our supply sites are mostly operational as of December 31, 2021, we expect that while the pandemic lasts and during periods of outbreak, we will continue to experience a slowdown in specimen collections due to social distancing on the part of research subjects, supply partner site employees, and customer research organizations.

To help mitigate the financial risks during COVID-19 outbreak, the Company implemented measures to help control costs. For example, we eliminated non-essential travel and in-person training activities, deferred certain planned expenditures, and furloughed 7% employees. Also, going forward, the addition of mobile phlebotomy capabilities provides us with some level of risk reduction as it enables us to more easily pursue direct-to-patient specimen collections, thereby reducing our reliance upon our supply network should this pandemic or other circumstances in the future further limit our supply sites’ specimen collection capabilities. We also applied for and received a loan in the amount of $783,008 from the Paycheck Protection Program under the CARES Act in May 2020.

There is considerable uncertainty around the duration of this COVID-19 outbreak and its future impact. While we implemented measures to help stabilize revenue as well as measures to reduce costs in response to the COVID-19 outbreak, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we expect this matter to have an impact on our results of operations, financial condition, or liquidity, which cannot be reasonably estimated at this time.

Employees

As of December 31, 2021, we had fifty-nine employees (not including co-ops or summer interns), seven of whom were engaged in research and development activities, twelve of whom were engaged in sales and marketing activities, nineteen who were engaged in operations and fulfillment activities, four who were engaged in supply development and management activities, and six of whom were engaged in general and administrative functions. Our employees are primarily located in Lexington, Massachusetts with ten remote sales, marketing, and supply development personnel located elsewhere in the U.S.

Item 1A. Risk Factors

In analyzing our Company, you should consider carefully the following risk factors, together with all of the other information included in this Annual Report. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability.

We were founded in 2009 and completed our first commercial sale in 2012. We did not start generating revenues until 2016. We are not profitable and have incurred losses in each period since our inception in 2009. For the year ended December 31, 2021 and 2020, we reported net losses of $8,961,815 and $4,652,084, respectively. We had an accumulated deficit of $38,019,402 as of December 31, 2021.

We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue to invest in the growth of our business. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The magnitude of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate and grow revenue. Even if we achieve profitability in a future period, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have adverse effects on our stockholders’ equity (deficit) and working capital.

We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first   annual assessment of our internal controls over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We could be an emerging growth company for up to five years.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes- Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

We may likely require additional capital in the future and an inability to meet future capital needs could adversely impact our ability to operate.

We require substantial capital to fund our business growth and we will likely need additional capital in the future to fund our operations. In addition to investing in personnel growth commensurate with business growth, we believe we must continue to invest in the development of our iSpecimen Marketplace platform to enhance and improve its performance, functionality, ease of use, and reliability to carry out our business strategies. New industry standards, the availability of alternative products, and evolving life science research needs could render our products and services obsolete and/or new third-party marketplace technology may be introduced that makes it easier for our competitors to create their own marketplace platforms. Our success will depend, in part, on our ability to develop new products and services and make corresponding technology enhancements that address the increasingly sophisticated and varied needs of our suppliers and customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We cannot be certain that additional financing will be available to us if required on favorable terms or at all. To the extent that we cannot raise capital if needed, we may not be able to continue operations.

We have a relatively short operating history which can lead to difficulty in accurately forecasting future results.

While we had a small amount of revenue beginning in 2012, we did not have any full-time sales and marketing personnel to build our commercial operations until 2016. As a result of our relatively short history of revenue generation, our ability to accurately forecast future results is limited and is impacted by a number of factors, including:

➢	Our revenue is transactional and not recurring. Researchers pay us to provide specimens when they have a need for specimens. We do not currently charge our customer or supply chain for access to the iSpecimen Marketplace;

➢	Our revenue is significantly concentrated and varies by customer year-over-year. In 2021, there were no customers that accounted for more than 10% of our revenue. There were two customers that represented approximately 11% and 10% of our revenue in 2020;
➢	Researcher needs may change over the lifetime of a project, based on the stage of the project. A research customer in one time period may not have a need for specimens again in the next;
➢	Research projects get terminated or suspended for a variety of reasons, including funding issues or unexpected results. Any termination or suspension of a project may cause a corresponding cancellation or delay in purchase orders we have received for specimens;
➢	Suppliers may not accurately estimate how long it will take them to fulfill specimen requests, making it more difficult to accurately forecast when we will recognize revenue on these specimen requests; and
➢	We created our first sales team in the fourth quarter of 2019, which we have continued to expand, and therefore we have limited historical selling data per salesperson upon which to generate future revenue forecasts.

Many of these are outside of our control and all of which may change from time to time. Our historical revenue results should not be taken as predictive of future performance. There are many risks that could impact future performance resulting in variations in expected results which could lead to a negative business impact.

Our growth strategy may not prove viable and we may not realize expected results.

Our business strategy is to grow by improving and expanding iSpecimen’s Marketplace platform. This growth is expected to come through: (i) expansion of our platform capabilities to drive increased acquisition of annotated biospecimens through the platform, (ii) further expansion of  our customer and supplier base in and outside the United States, and (iii) expansion into new lines of business such as patient recruitment and data licensing. Expansion of our existing business and entry into new lines of business will require a significant investment in technology development, supply development, operations, and marketing and sales. We may not achieve market expansion and acceptance and we may incur problems introducing new solutions and services. We may experience losses related to these investments, which could have a material adverse effect on our results of operations.

Our growth strategy involves a number of risks and uncertainties, including:

➢	We may not successfully enter into contracts with healthcare providers to gain access to specimens, subjects, and data on terms favorable to us or at all. This can limit our ability to grow in existing lines of business and expand into new lines of business;
➢	We may not obtain new customers or may lose existing customers if we cannot offer products and services that they need on a timely basis or at all;
➢	We may fail in the development of our technology and it may not adequately keep pace to support an expansion of our existing line of business or our entry into new lines of businesses;
➢	The market adoption rate of our marketplace technology may be too slow, and we may fail to get our customers and suppliers to transact for products and services using our technology;
➢	We may fail to continue to expand outside of the United States, especially if we are required to comply with laws and regulations that differ from geographies in which we currently operate;
➢	We may fail to gain market acceptance for new products or services; and/or

➢	We may lose to competitors, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the biospecimen industry, which may increase our costs to pursue opportunities.

If we fail to properly evaluate and execute existing and new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs. There can be no assurance that we will be able to successfully capitalize on growth opportunities, which may adversely impact our business model, revenues, results of operations, and financial condition.

The continued COVID-19 pandemic could continue to adversely affect our business.

We are subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. Our management believes that the social and economic impacts, which include but are not limited to the following, could have a significant impact on future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities arising from shelter-in-place, or similar isolation orders, that limit our ability to procure specimens through our supply chain: (ii) decline in researcher demand for specimens; and (iii) deteriorating economic conditions, such as increased unemployment rates, inflation and recessionary conditions.

Beginning in March 2020, COVID-19 affected our supply chain’s ability to fulfill specimen requests. As healthcare providers dealt with the COVID-19 pandemic, many temporarily shuttered their research operations, including biospecimen collection capabilities, as they deployed resources to more critical parts of their organization or their employees stayed home to support social distancing measures. While our supply sites were mostly operational as of December 31, 2021, we expect that while the pandemic lasts, we will continue to be impacted in non-COVID-19 specimen collections due to social distancing on the part of research subjects, supply partner site employees, and customer research organizations. There continues to be considerable uncertainty around the duration of the COVID-19 outbreak and its future impact. While we implemented measures to help stabilize revenue as well as measures to reduce costs in response to the COVID-19 outbreak, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we expect this matter to  continue to have an impact on our results of operations, financial condition, or liquidity, which cannot be reasonably estimated at this time.

International operation expansion could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition.

We operate internationally and expect to expand internationally. For example, we procure specimens from sites outside of the United States and we also distribute samples to organizations located around the world. As of December 31, 2021, we had customers in 17 countries, supply sites in 15 countries, and two international distributors. International expansion exposes us to additional risks, including:

➢	changes in local political, economic, social, and labor conditions, which may adversely affect our business;
➢	risks associated with trade restrictions and foreign import requirements, including the importation and exportation of our solutions, as well as changes in trade, tariffs, restrictions or requirements;
➢	heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies;
➢	fluctuations in currency exchange rates, which may make doing business with us less appealing as our contracts are generally denominated in U.S. dollars;
➢	greater difficulty in enforcing contracts;
➢	lack of brand awareness that can make commercializing our products more difficult and expensive;
➢	management communication and integration problems resulting from cultural differences and geographic dispersion;
➢	the uncertainty and limitation of protection for intellectual property rights in some countries;

➢	increased financial accounting and reporting burdens and complexities as a result of being a public company;
➢	lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or partners;
➢	potentially different pricing environments, longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;
➢	uncertainty regarding liability for products and services, including uncertainty as a result of local laws and lack of legal precedent;
➢	different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions;
➢	compliance with complex foreign and U.S. laws and regulations applicable to international operations may increase the cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy requirements, research ethics and compliance laws, anti-corruption laws, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results; and
➢	instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, including without limitation, the armed conflict which has escalated between Russia and Ukraine in February 2022, regions from which we obtain specimen supplies.

The occurrence of any one of these risks could harm our international business and, consequently, our results of operations. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or profitability.

We, or the third parties who provide services for us, may be adversely affected by external events for which our business continuity plans may not adequately prepare us.

The occurrence of severe weather, natural disasters, health epidemics, acts of war or terrorism, military conflicts such as the rising geopolitical tensions between Russia and, and other adverse external events or conditions that impact us or the operations of third parties who provide services for us have the potential to significantly impact our ability to conduct business. Although we have business continuity plans in place, including an emergency succession plan, there is no guarantee that our plans can be successfully implemented. Even if we were to successfully implement our continuity plans, we may incur substantial expenses and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted.

We rely upon our technology solution for the operation of our business and if our technology platform contains defects or fails to perform as expected, we may need to suspend its availability and divert development resources, and our business and reputation may be harmed.

Technology as complex as ours may contain unknown and undetected errors or performance problems. There could be numerous reasons for performance and quality issues including new and updated features, defects in integrated commercial and open source technologies, outages and disruptions in the cloud infrastructure on which our platform relies, human error or malfeasance, scale constraints, design flaws, and bad actions by external factors including security and performance related incidents. Many serious defects are frequently found during the period immediately following introduction and initial release of new capabilities or enhancements to existing platforms. Although we attempt to resolve errors that we believe would be considered serious by our users before making our platforms available to them, our products are not error-free. If a significant failure occurs that prevents our customers, suppliers, or our Company from using the iSpecimen Marketplace, our operations may be disrupted, and it may be difficult or, in certain cases, impossible for us to continue our business for a period of time until the failure is corrected. Any performance or quality problem could result in lost revenues or delays in user acceptance that would be detrimental to our business and reputation. We may not be able to detect and correct errors before releasing our product commercially. Undetected errors or performance problems in our existing or future products may be discovered in the future and known errors, considered minor by us, may be considered serious by our customers, resulting in a loss of customers and a decrease in our revenues.

Sustainable future revenue growth is dependent upon the development of technology solutions that enable scale and address new markets.

Our iSpecimen Marketplace technology consists of four major functional areas: data ingestion and harmonization, search, workflow management, and administration/reporting. Each of these functional areas need continual development to both enable our current business to scale and to enable us to enter new markets. Our intention is to focus most of our engineering resources on the development of the iSpecimen Marketplace platform for the foreseeable future. In fiscal 2021, we incurred $1,837,882 in technology expenses, and capitalized $1,035,367 for internally developed software. While we are spending, and expect to continue to spend, a significant amount of time and resources on the development of this platform, we cannot provide any assurances of our iSpecimen Marketplace’s short or long-term success or growth. While we believe that the net proceeds from our initial public offering closed in June 2021 and in our private placement offering closed in December 2021 will be sufficient to fund our current operating plans, there is no assurance that the resources being allocated for the platform will be sufficient to complete planned additional capabilities, or that such completion will result in significant revenues or profit for us. If our customers or suppliers do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new customers or suppliers.

Our platform may become technologically obsolete or commoditized.

We must continue to enhance and improve the performance, functionality, ease of use, and reliability of our iSpecimen Marketplace platform or it may become obsolete or commoditized. New industry standards, the availability of alternative products, and evolving life science research needs could render our products and services obsolete and /or new third-party marketplace technology may be introduced that makes it easier for our competitors to create their own marketplace platforms. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our suppliers and customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to user requirements or emerging industry standards. If we are unable to adapt to changing market conditions, user requirements, or emerging industry standards, we may not be able to increase our revenue and expand our business. Additionally, if existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over this platform, demand for our services through the iSpecimen Marketplace may decrease and our business, prospects, results of operations and financial condition could be adversely affected.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, customers and suppliers may curtail or stop using our services, and we may incur significant legal and financial exposure.

Our platforms and the network infrastructure that are hosted by third-party providers involve the storage and transmission of healthcare data as well as proprietary information about organizations and programs, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, security flaws in the third party hosting service that we rely upon, or any number of other reasons and, as a result, an unauthorized party may obtain access to our suppliers’ or customers’ data. Although we have never had any breach of data in our third-party provider’s environment, any future breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our platforms and applications that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose suppliers and customers and we may have difficulty obtaining merchant processors or insurance coverage essential for our operations.

We, and the third-party providers upon which we rely, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged or compromised by malicious events, such as cyberattacks (including computer viruses, malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. Although prior cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that future cyberattacks, if successful, will not have a material impact on our business or financial results. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches, there can be no assurance that in the future we will be able to anticipate or prevent security breaches or unauthorized access of our information technology systems or the information technology systems of the third-party providers upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches, unauthorized tampering or human error.

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of data, including personal data. If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party providers that we rely upon, or any other cybersecurity threat occurs, we may face direct or indirect liability, costs, or damages, contract termination, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected.

We maintain cybersecurity insurance and other types of insurance, subject to applicable deductibles and policy limits, but our insurance may not be sufficient to cover all costs associated with a potential data security incident. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our financial condition.

Changes in demand for our products and services could affect profitability.

We are fundamentally a matchmaking service provider between researchers who have needs for access to subjects, samples, and data, and healthcare providers and other organizations that have them. Any change that either reduces the demand for our services or changes the composition of the demand could adversely impact our financial results.

Overall customer demand could change for many reasons outside of our control, reducing demand or making it more difficult to match up to our supply chain’s capabilities. These reasons include:

➢	general economic downturn that impacts the research and development budgets of biopharma;
➢	changes in the disease landscape, like COVID-19, that affect the types of products and services needed;
➢	changes in drugs and therapies and the desire to study subjects on these drugs and therapies;
➢	changes in diagnostic tests performed (like genomic sequencing) that drive the need for subjects and samples with these new or novel test results;

➢	changes in data requirements, such as the need to know specific outcomes data;
➢	overall changes in biomarker research, such as emerging liquid biopsy or cell therapy research, that drives the need for different products and services;
➢	leadership changes within our customers resulting in loss of sponsorship;
➢	new (alternative) products introduced by competitors and/or developed by customers, which may have potential to reduce or replace the need for certain types of biospecimens that we provide;
➢	competitive forces, which make it easier for customers to find products and services elsewhere; and/or
➢	cancellation or delay of research programs, due to funding issues or preliminary research result issues.

If we fail to address these factors in a timely manner or at all, our financial results could be adversely affected.

Additionally, overall customer demand could decrease if we fail to:

➢	provide high quality products and services;
➢	provide products and services at a competitive price;
➢	deliver products and services in a reasonable amount of time;
➢	offer high levels of customer service;
➢	offer adjacent services that researchers want to procure along with our existing products and services;
➢	adequately invest in sales and marketing programs and teams to drive demand or operational support to fulfill requests;
➢	develop a large and diverse supply network to satisfy demand; or
➢	provide a technology solution that simplifies the biospecimen procurement process for researchers and specimen providers alike.

Challenges or unanticipated costs in establishing the sales, marketing, and distribution capabilities necessary to successfully commercialize our products globally could affect profitability.

To generate revenue, we need to expand our sales, marketing, and distribution capabilities to support our operations in North America, Europe, and Asia Pacific and proceeds raised in our initial public and in our private placement offering closed in December 2021 has allowed to enhance our sales, marketing, and distribution capabilities. It may be expensive and difficult for us to develop a global sales and marketing presence and therefore, we will likely seek distributors to the life sciences industry to market and sell some of our products and services outside of the United States. We have started the process of identifying potential distributors to market and sell our products and services to key geographic areas outside the United States. We may not be able to provide adequate compensation to these distributors for them to spend time and resources marketing and selling our products and some of our products may be too complex for them to adequately represent them. In addition, any third-party distributors with whom we work may not successfully sell our products and services, thereby exposing us to potential expenses in exiting such distribution agreements. We, and any distributors, must also market our services in compliance with federal, state, local and international laws relating to the provision of incentives and inducements. Violation of these laws can result in substantial penalties.

We incur credit risk with our customers, and we may provide them with products and services for which we do not get paid.

Our customers generally place orders for our products and services using a purchase order and we invoice our customers after they have received the products or services from us. During this procurement process, we become obligated to pay our suppliers for any products or services we procure from them on behalf of our customers regardless of our whether our customers ultimately pay us for these products or services. Therefore, we bear the responsibility for the credit risk of our customers. We mitigate this credit risk through procedures that evaluate the creditworthiness of customers prior to accepting a purchase order from them. However, our procedures may not successfully identify all those who ultimately fail to pay us for our products and services and any non-payments may negatively impact our revenues, results of operations, and financial condition.

Our customer mix increases the risk of customers not paying our invoices.

We derive, and believe that we may continue to derive, a significant portion of our revenues from privately held, investor-backed biopharma companies that are not profitable and have little operating history. These organizations may be at a higher risk of not paying for provided products and services on a timely basis or at call. If these companies fail to pay our invoices, our profitability will be adversely impacted.

We rely upon relatively few customers for a significant portion of revenue and do not have a recurring revenue business model. A loss of large customers could affect our ability to operate.

We have derived, and believe that we may continue to derive, a significant portion of our revenue from a limited number of customers that vary each year. While for the year ended December 31, 2021, no customer represented greater than 10% of the Company’s revenues for the year ended December 31, 2020, our two largest customers accounted for 11% and 10% of our revenue. We do not have a recurring revenue model and our customers may buy less of our products or services depending on their research and development cycles, internal budget cycles, product and service requirements, and competitive offerings. A major customer in one year may not purchase any of our products or services in another year, which may adversely affect our financial performance.

Customers and customer prospects may be averse to using a self-service marketplace to procure specimens and may continue to require iSpecimen personnel in the procurement process, impacting our scalability and profitability.

The iSpecimen Marketplace functions as a lead generation system to capture customer requests for specimens and as a workflow engine to allow customers, suppliers, and our Company to track and manage specimen requests. Currently, it does not fully support self-service eCommerce because key capabilities required to satisfy these transactions across all of our product lines, such as a pricing engine and patient- level search, have yet to be incorporated. Therefore, currently all customer requests for specimens require assistance from iSpecimen sales personnel. At a minimum, our sales personnel are involved in the generation of customer quotes, but they often also act in a consulting role to help develop specimen request specifications on more complex projects or to perform searches on the customer or customer prospect’s behalf.

While we continue to invest in capabilities to support customer self-service in the iSpecimen Marketplace, and will be utilizing the proceeds of our initial public and in our private placement offering closed in December 2021 for this effort, we do not know when we will consider these capabilities to be fully developed. Additionally, we do not know if researchers will utilize the iSpecimen Marketplace to transact without the intervention of iSpecimen personnel which could limit our scalability. We may continue to invest in software which may never provide a return on its investment and diverts resources from the development of software that drives other parts of our procurement workflow.

Our business may be materially and adversely impacted by the reduction, delay or cancellation of orders from our customers.

Our contracts with our customers generally allow them to reduce, delay, or cancel the unfulfilled portion of their specimen order with a two-week notice. Customers may reduce, delay, or cancel their unfulfilled orders due to a variety of reasons including: they make changes to project requirements and the open request no longer meets their needs; their budgets change or projects get cancelled; they place orders with multiple specimen providers and cancel open orders when they have procured sufficient quantity of samples across all their sources; or we are unable to fulfill the entire order before the project deadline. For orders received and closed (either fully fulfilled, reduced, or cancelled) for 2021 and 2020, we fulfilled approximately 73.5% and 50.5%, respectively, of the total value of these orders. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the reduction, delay or cancellation of orders.

We have entered into contracts with U.S. government agencies which subjects us to federal contract and audit risks.

We entered into contracts directly with U.S. government agencies, representing approximately 1.6% and 9.9% of our total revenue for 2021 and 2020, respectively, that may contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

➢	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts;
➢	terminate our existing contracts;
➢	reduce the scope and value of our existing contracts;
➢	audit and object to our contract-related costs and fees, including allocated indirect costs;
➢	change certain terms and conditions in our contracts.

The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions may enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions may not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

As a U.S. government contractor, we may become subject to periodic audits and reviews. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, compensation, and/or management information systems. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

We could also suffer serious harm to our reputation if allegations of impropriety were made against us. Although we have not had any government audits and reviews to date, future audits and reviews could cause adverse effects.

Sustainable future revenue growth is dependent on growth in the capabilities of our supply network which we may not be able to achieve.

Our business is fundamentally a match-making business between healthcare providers who have access to subjects, samples, and data and life science researchers who need them. Currently, we receive more requests for our products and services than we have access to in our supply network and we are therefore supply constrained. Although we have allocated proceeds of our initial public offering closed in June 2021 and our private placement offering closed in December 2021 to supply development and commensurately grow our supply network capabilities to keep pace with demand, this supply-demand imbalance could increase in the future if we do not continue or increase our investment in this area.

Additionally, demand for specimens we receive is becoming more specific, requiring access to a greater population of subjects, samples, and data to find those that meet a researcher’s inclusion and exclusion criteria. It takes a larger network of subjects, samples, and data to access a wide enough population of subjects to meet a growing number of requests with more stringent criteria. Delays, difficulties, or unanticipated costs in developing our supply network capabilities necessary to successfully procure products and services could adversely affect revenue and profitability.

Sustainable future revenue growth is dependent upon gaining access to more healthcare data from our supply network and a failure to obtain this data may adversely affect our growth.

Key to our growth strategy is the accessibility and availability of deep medical record data from our healthcare provider supply sites. This data is used to automate the process of matching researchers to subjects, samples, and data, and also used to automate the procurement workflow. Currently, we have gained access to laboratory data to support the distribution of clinical lab specimens as well as biorepository data to support the distribution of banked specimens. However, we have not gained access to deeper medical record data sets from a broad set of healthcare providers to support custom specimen collections, clinical trial recruitment, or data licensing. Should we fail in our ability to access deeper healthcare data, we may not be able to effectively compete in our served markets or grow as anticipated and our business may suffer.

The adoption cycle of our supply network tends to be very lengthy, which may adversely affect our ability to scale rapidly and increase revenues.

The business development cycle for the adoption of our technology solution at healthcare provider supply partners can take up to 18 months or more from initial contact with the prospect through execution of a contract. We may spend significant resources to attempt to secure a new supply partner without successfully engaging the supply partner. Even if we are successful in securing a new supply partner, once a contract is executed, implementation of our technology in the supply partner’s environment can take another several months to a year or more. Because of the lengthy adoption cycle, we may fail to expand our supply network quickly enough to reach our revenue growth targets.

Potential adverse effect from changes in the healthcare industry, including consolidations and regulatory changes, could affect access to subjects, samples, and data and affect our growth.

Changing healthcare-related legislation and regulation may impact the fiscal stability and sustainability of our supply partners. Additionally, many healthcare providers are consolidating to create larger healthcare systems and/or integrated healthcare delivery systems. These changes can divert resources at our healthcare provider supply sites away from the evaluation or implementation of the iSpecimen solution to the adoption of new infrastructure, policies, and procedures to support the changes, thereby extending their timeline to adopt the iSpecimen solution. We cannot predict whether or when future healthcare reform initiatives at the international, federal, or state level, consolidations, or other initiatives affecting healthcare providers’ businesses will be proposed, enacted, or implemented or what impact those initiatives may have on our business, results of operations, and financial condition.

Our supply chain may not provide adequate resources to quickly respond to requests for specimens and delays in the procurement process can affect our reputation, revenue, and profitability.

Many of the healthcare providers in our supply network are not-for-profit organizations whose primary business is to provide clinical care to patients. Supporting biospecimen research may be an adjunct activity for them. These organizations may lack adequate resources to quickly respond to our requests for specimens now and into the future. Should we and our customers experience slow turnaround times on specimen requests, our reputation may be damaged and there may be an adverse impact on our revenue and profitability.

We do not control the end-to-end quality of specimens and data collected in our supply chain and quality issues can affect our reputation, revenue, and profitability.

We rely upon our supply sites and their quality control processes to provide us with products and services that meet order specifications. In certain situations, products are shipped directly from the supply sites to our customers. When we receive products from our supply sites, we perform a visual inspection of the products, but we do not perform an in-depth quality control check to ensure that products meet all specifications.

Instead, we rely upon our customers to perform quality checks themselves and offer refunds or replacements for products that do not meet specification. We receive products from supply sites and ship them to our customers. In 2021, the percent of specimens that met specifications was 98% for clinical remnant specimens, 99% for banked research specimens and 97% for custom research collections. In 2020, the percent of specimens that met specifications was 100% for clinical remnant specimens, 97% for banked research specimens and 97% for custom research collections. Refunds and replacements for our products that did not meet specifications for 2021 were nominal. Any issues with quality from our supply sites can adversely affect our reputation, revenue, and profitability.

Reliance on relatively few supply partners for significant supplies and services could affect our ability to operate and grow.

We have derived, and believe that we may continue to derive, a significant portion of our revenues from products we procure from a limited number of supply sites. For the year ended December 31, 2021, there were two suppliers who each accounted for 11% of our total cost of revenue and two other suppliers who, together, accounted for an additional 10% of our total cost of revenue. There was one supplier that accounted for 21% of our total cost of revenue during the year ended December 31, 2020. Any change in the ability of a major supply site to provide us with products and services (such as financial health of the supply site, key leadership, research focus, information technology, competitive demand for specimens from third-parties, pricing structures, contract status and changes in the general economy) may adversely affect our financial performance.

Our supply partners’ inventories may become obsolete, which could have a material adverse effect upon our ability to generate revenue.

During the year ended December 31, 2021, approximately 50% of our revenue was derived from specimens that were procured from our supply partners’ existing sample inventories in their biobanks. These inventories may become obsolete due to changes in regulatory requirements such as a requirement for new consent form disclosures; changes in researcher requirements for the types of specimens, subjects, and data they need for their studies; and/or general degradation in the quality of stored specimens. Any change in regulations, researcher needs, or specimen quality could render our supply partners’ inventories obsolete and may adversely affect our financial performance.

Specimen collection from human subjects, including the possible occurrence of adverse events during or after tissue collection, could provide exposure to claims and litigation.

There are inherent risks associated with collecting specimens from human subjects. Although specimen collections are completed by certified staff according to established industry standards, specimen donors vary in their ability to tolerate specimen collection protocols and such donors may potentially have an adverse health reaction either during or following a specimen collection. Research subjects or their legally authorized representative may file claims related to a specimen collection and these claims could result in litigation that could be expensive, and time consuming to defend or result in judgements that exceed the resources of the Company and its insurance coverage.

We procure specimens and data from organizations outside of the U.S. and as such, we rely upon these organizations to collect and distribute specimens and data in accordance with their local regulations as well as our contractual requirements. A failure by our sites to comply with both applicable regulations and our contractual requirements could introduce us to compliance risk.

Some of the organizations from which we procure specimens and data reside outside of the U.S. in jurisdictions that may have data protection rules, human research protection rules, and other pertinent rules that relate to the collection and distribution of specimens and data that vary from U.S. regulations. We, as an organization are not knowledgeable about all the pertinent rules and regulations of all of the jurisdictions in which these sites operate, and therefore we rely upon our contractual relationships with supply sites to ensure that they have legal responsibility for compliance with their own jurisdiction-specific regulations.

Should any site fail to comply with the applicable regulations, we may suffer reputational risks if we have distributed specimens and data from that site. Additionally, any compliance failure on the part of our supply sites that impacts our research customers’ ability to utilize specimens and data they previously obtained from us, as well as utilize any research results, they derived from these specimens and data, may subject us to claims by these customers. These claims could result in litigation that could be expensive to defend or result in judgements that exceed our resources and our insurance coverage. Any such litigations and judgement could adversely affect our business, financial condition, and results of operations.

We may experience delays or interruption in the shipments of our specimens due to factors outside of our control, and such disruption could lead to lost revenue and customer satisfaction issues.

We distribute biological specimens to customers around the world. These specimens need to be delivered over a range of temperatures from ambient to cryogenic and delivery timeframes that can be as quick as hours. We rely on third-party shipping materials (such as thermal containers) as well as shipping services (such as FedEx) to transport specimens to our customers. Shipping materials may be defective and third-party shipping services, including international shipping services, could become disrupted by adverse weather conditions, natural disasters, military conflicts, flight cancellations, ground logistics issues, customs delays, and other service interruptions. Any defect in our shipping materials or delays in shipping service times could cause damage to these specimens and render them unusable by our customers. If we are unable to deliver our specimens in a timely matter and without damage, our revenue could be negatively impacted and our reputation with our customers could suffer, resulting in material harm to our business.

In February 2022, the U.S. and the European Union responded to Russia’s invasion of Ukraine by imposing various economic sanctions. The U.S. and other countries could impose wider sanctions or take further actions if the conflict escalates. While it is difficult to anticipate the impact the sanctions may have on iSpecimen, any further sanctions imposed or actions taken by the U.S. or other countries, or any retaliatory measures by Russia in response, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our future success will depend upon our ability to retain our key management and other personnel and will also depend in large part on our ability to attract and retain additional qualified software developers, bioinformaticists, operations personnel, sales and marketing personnel, and business development personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the Boston, Massachusetts area where our headquarters are located. We have in the past experienced difficulty in recruiting qualified personnel, especially in the area of sales. Failure to attract, assimilate, and retain personnel would have a material adverse effect on our business and potential growth.

Our senior management team has limited experience managing a public company.

Our senior management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business. Our management team may not successfully or efficiently manage our continued transition to a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Our competitors may have greater resources than us and may outspend us to grow more quickly.

Our competitors are highly fragmented and comprise thousands of biobanks, healthcare providers, and commercial biospecimen organizations. We expect to continue to experience significant and increasing levels of competition in the future, especially from several larger biospecimen providers who have consolidated via mergers and acquisitions and who are well-capitalized by private equity. These organizations are currently acquiring smaller biospecimen businesses and have larger customer bases, their own collection centers, biospecimen inventories, larger marketing and sales budgets, and an international presence. They may also be developing their own technology solution that could be better or less costly to develop than our own iSpecimen Marketplace, thereby eliminating one of our key competitive advantages. They may continue to outspend us to grow more quickly and we may not be able to successfully compete with a competitor that has greater resources; hence such competition may adversely affect our business.

We may lose business to competitors which have or develop their own biorepositories and/or collection centers that can meet customers’ needs.

Many of our competitors have their own biorepository of specimens that they have collected or procured over time. These inventories, when they meet a customer’s needs for product, almost always provide our competitors with a time-to-delivery advantage because they can directly fulfill requests from their own inventories, whereas we must procure products through our supply network after an order has been received from our customers. Additionally, some competitors have their own collection facilities and direct access to eligible research subjects which also provides a time-to-delivery advantage. We have lost and will continue to lose business to competitors when they can provide samples more quickly than we can from our supply network.

We may face pricing pressure from competitors who may lower prices to reduce biorepository inventories or because they have more favorable specimen acquisition costs.

Many competitors invest in biorepositories of specimens and data. These competitors may be incented to drop prices in order to more quickly recoup their inventory carrying costs, especially when they have held inventory for longer periods of time. This may cause downward pricing pressure on us. Additionally, some competitors may have cost advantages on some types of collections either because of more favorable supply relationships or because they have their own collection centers, and they can likewise exert pricing pressure in the market. Lower prices will adversely impact our revenue and gross margins.

Our overall business results may suffer from an economic downturn.

We rely upon researchers from biopharma companies as the primary source of our revenue. During an economic downturn, the biopharma industry typically experiences a drop in the annual growth rate of research and development spending and allocates fewer resources towards it. An economic downturn could adversely affect the demand for our products and services and have a corresponding impact on our revenue and profitability. A prolonged economic downturn may cause us to reduce investment in the longer-term growth of our Company in order to reduce short term costs.

Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions, whether due to COVID-19 or otherwise, could negatively affect our and our customers’ purchasing power, and inflation and supply chain shortages may increase our costs, both of which would have an adverse effect on our results of operations and financial condition.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

Significant growth in the size and scope of our operations could place a strain on our financial, technical, operational, and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems, or the occurrences of unexpected expansion difficulties, could have a material adverse effect on our financial condition and our ability to timely execute our business plans.

Our revenue may be adversely affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales.

States and other jurisdictions have varying policies regarding when a company has a taxable presence in their locale. There are many factors to consider when determining if a locale nexus exists and if yes, whether products and services offered by the Company are subject to sales tax. To date, we have not paid any sales tax in any state on the provision of services to distribute biospecimens. However, it is possible that we could owe sales tax on past sales or in the future if laws and policies, court decisions, Federal law, or our decisions about where and when sales tax is owed changes.

Our ability to utilize net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated.

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $30.3 million for federal income tax purposes of which approximately $13 million expires at various periods through 2038 and approximately $17.3 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

A pandemic, epidemic, or outbreak of an infectious disease in the United States or worldwide could adversely affect our business.

Outbreaks of pandemic, epidemic, or infectious diseases, such as the current COVID-19 pandemic, Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt the operations of our business, much as with the current COVID-19 pandemic. Our supply chain’s ability to collect specimens from subjects may be disrupted if medical resources are re-allocated to focus on the treatment of disease, medical personnel work remotely, or patient appointments are cancelled or move to virtual appointments. Our customers’ demand for specimens may be reduced if research projects are cancelled, paused, or temporarily slowed due to an economic downturn caused by a widespread health crisis or our customers move to remote work environments where they cannot use our products and services.

Limitations on travel may disrupt our supply development and customer development initiatives. Our ability to fulfill requests for products and services, develop our technology, and market and sell our solutions may be impacted if there is a closure of our facilities.

We may acquire other businesses, products, or technologies that could disrupt our business, reduce our financial resources, or cause dilution to our stockholders.

Although we have not identified such an opportunity, as part of our business strategy, we may, in the future, pursue acquisitions of businesses and assets or pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings, increase our customer base, or increase our supply base. We have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to acquisitions of other companies, which could have a material adverse effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, or joint venture.

To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

We have outstanding indebtedness secured by security interests in all of our assets and our failure to comply with the terms and covenants of such indebtedness could result in our loss of all of our assets.

As of the date of this Annual Report, we have approximately $3.5 million principal amount of a term loan outstanding, the lender of which have been granted a security interest in substantially all our assets. If we fail to comply with the covenants contained in such agreements or if we fail to make certain payments when due, the lender could declare us in default, in which event the lender have the right to seize our assets that secure the indebtedness, which may force us to suspend all operations.

Risks Related to Intellectual Property

We use third-party technology licenses as part of our technology solution.

The iSpecimen Marketplace uses third parties for certain technology to support development, delivery, and operations of the platform including product management, software development, cloud hosting, data processing, content mapping, and security services and may need to license additional technology in the future for use in the ongoing operations as part of our technology solution. Most of the software (including source code) and other materials we use are distributed under a “free,” “open source,” or similar licensing model. We also use software and services from commercial providers. However, we believe all of them are generally commercially available to us from other parties. We continue to evaluate partners whose capabilities can help us deliver our iSpecimen Marketplace solution in areas such as functionality, efficiency, and security and expect to continue to leverage and consider additional third-party capabilities in our ongoing Marketplace development. However, there is no assurance that these third-party technology licenses will continue to be available to us on acceptable commercial terms or at all which could significantly harm our business, financial condition, and operating results.

We use open source licenses as part of our technology solution, which may subject us to claims from third parties claiming ownership and unauthorized use.

We use open source software in our software solutions and technology-enabled services. We may encounter claims from third parties claiming ownership and unauthorized use of the software purported to be licensed under the open source terms, demanding release of derivative works of open source software that could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source licenses. These claims could result in litigation that could be expensive to defend. If we become liable to third parties for such claims, we could be required to make our software source code available under the applicable open source license, utilize or develop alternative technology, or cease using, selling, offering for sale, licensing, implementing or supporting the applicable solutions or technology-enabled services. In addition, use of certain open source software may pose greater risks than use of third-party commercial software, as most open source licensors and distributors do not provide commercial warranties or indemnities or controls on the origin of the software.

We may become subject to third parties’ claims alleging infringement of their patents and proprietary rights, which could be costly, time consuming, and prevent the use of our technology solution.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. These claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.

We do not have any patents protecting our intellectual property and if we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed technology, our business could be adversely affected.

Our success depends upon our proprietary technology. We do not have registered patents on any of our technology because we do not believe that we could obtain blocking patents and that the costs of patent monitoring and prosecution outweigh the benefits. Instead, we rely upon software copyright laws, service marks, trade secret laws, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights as well as the skills, knowledge and experience of our technical and operational personnel, our consultants and advisors, and contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect.

We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, collaborators, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third-parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to protect our rights. These confidentiality, inventions and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we may not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Risks Related to Regulatory Environment

Failure to comply with federal and state data protection regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business.

Because we may gain access to protected healthcare or personal data, we must comply with various data protection regulations worldwide, including the Health Insurance Portability and Accountability Act of 1996, as amended by HITECH, and their implementing regulations at 45 CFR Parts 160-164 (collectively, “HIPAA”). As part of the operation of our business, we act in the capacity of a HIPAA business associate with respect to protected health information (“PHI”), we receive from our healthcare provider partners. As a HIPAA business associate, we are required to protect the privacy and confidentiality of PHI, and we are required to comply with HIPAA security regulations requiring certain administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of electronic PHI (“ePHI”). To comply with our regulatory and contractual obligations, which may change over time, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding data protection requirements. If we, or any of our employees or agents, are unable to maintain the privacy, confidentiality, and security of the PHI that is entrusted to us, we could be subject to civil and criminal fines and sanctions imposed by the HHS or state regulatory authorities, and we could be found to have breached our HIPAA business associate agreements with our healthcare provider suppliers. In addition to the HIPAA requirements that we are subject to, we may be subject to similar state laws and regulations, which regulate the collection, handling, processing, and storage of sensitive personal information. While we have never had a data breach, we cannot guarantee that it will not happen in the future nor can we guarantee that we will always be in compliance with these regulations. Failure to comply with federal, state and local laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

Failure to comply with international laws related to data protection, such as the GDPR could result in fines, penalties, and litigation, and have a material adverse effect upon the Company’s business.

We may be required to comply with international laws, such as the EU GDPR. The GDPR took effect in May 2018 and regulates the collection, storage, use, disclosure, transfer, and/or other processing of personal data of identified or identifiable individuals located in the European Economic Area (“EEA”), including the EU. This data specifically includes personal health data that generally is provided as part of biospecimen collection studies. The GDPR imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates for processing (with some exceptions), allowing individuals to revoke consents granted, enabling individuals the right to have their data erased (with some exceptions), amended, or transferred to another data controller (known as “data portability”), providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, limiting the transfer of data to countries outside of the EU, providing notification of data breaches, and taking certain measures when engaging third-parties who may also use or process the data. In addition, EU member states may make their own further laws and regulations limiting the processing of personal data, including biometric, genetic or health data.

The GDPR covers areas where we may not have expertise and the GDPR and the regulatory guidance enforcing GDPR may be actively evolving. We, or our other third-party customers, suppliers and/or distribution partners, may not be able to maintain regulatory compliance with the GDPR or may incur significant costs in obtaining or maintaining regulatory compliance. Any action brought against us for violations of this law, even if successfully defended, could cause us to incur significant legal expenses, reputational risks, and divert our management’s attention from the operation of our business. In addition, compliance with future legislation could impose additional requirements on the Company which may be costly.

Failure to comply with federal and state laws around environmental, health and safety, biohazards and dangerous goods, and imports/exports could result in fines, penalties, and litigation, and have a material adverse effect upon our business.

Because we receive, store, and ship specimens, we are subject to regulation under federal, state, and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation, and disposal of specimens and infectious and hazardous waste materials, as well as regulations relating to the safety and health of laboratory employees. Our laboratory is subject to applicable federal and state laws and regulations relating to biohazard disposal of all laboratory specimens, and we utilize outside vendors for disposal of such specimens. In addition, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV, COVID-19, and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. There are also federal laws related to import and export of biospecimens and related data.

Failure to comply with federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which would have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us which may be costly.

Failure to comply with other international laws around environmental, health and safety, biohazards and dangerous goods, imports/exports, and other regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business.

Because we procure specimens from and distribute specimens to countries outside of the United States, we are subject to international and foreign rules similar to any of the aforementioned U.S. rules, including those related to environmental, health and safety, biohazards, and imports/exports. We may be unaware of those international and foreign rules.

These laws cover areas where we may not have expertise and, in many areas, these laws are actively evolving. We, or our other third-party customers, suppliers and/or distribution partners, may not be able to maintain regulatory compliance in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory compliance. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses, reputational risks, and divert our management’s attention from the operation of our business. In addition, compliance with future legislation could impose additional requirements on us which may be costly.

Failure to comply with laws and regulations related to the protection of research subjects could result in fines, penalties, and litigation, and have a material adverse effect upon our business.

We are subject to regulation under international, federal, state, and local laws and regulations relating to the protection of research subjects. Federally-funded human-subject research in the United States, including the collection of identifiable human biospecimens, is governed by 45 CFR Part 46, also known as the Health and Human Services Policy for Protection of Human Research Subjects or the “Common Rule.” Use of biospecimens in certain other research is subject to FDA regulations for the Protection of Human Subjects and Institutional Review Boards at 21 CFR Parts 50 and 56. Research funded by the National Institutes of Health (“NIH”) may be subject to grant or contract requirements, as well as NIH Certificates of Confidentiality. When collecting specimens for research in the United States, iSpecimen and its collection sites are responsible for ensuring that specimens are collected in accordance with these regulations. In addition, other countries have their own regulations around the ethical collection of human specimens for research. While we believe that we are in compliance with these laws, we may not be aware of all such laws or may fail to properly audit and identify gaps in compliance. Similarly, we may find errors in our technology and processes and may fail to properly match the compliance requirements of our researchers to the compliance requirements of our suppliers. Failure of our Company or our suppliers to comply with international, federal, state, and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which could have a material adverse effect on our business.

Our lack of knowledge of all the laws and regulations related to our business operations may result in our failure to abide by these rules.

In addition to the above-described laws and regulations, there are many other federal, state and international laws and regulations applicable to iSpecimen. The following list contains some of the other laws and regulations that could directly or indirectly affect our ability to operate the business:

➢	Occupational Safety and Health regulations and requirements;
➢	Centers for Disease Control Import Permit Program rules related to biological agents;
➢	Shipping rules such as IATA Dangerous Goods regulations;
➢	State and local laws and regulations for the disposal and handling of medical waste and biohazardous material;
➢	Export laws such as the U.S. Department of Commerce’s Bureau of Industry and Security Export Administration Regulations, U.S. State Department’s Directorate of Defense Trade Controls, and the U.S. Department of the Treasury’s Office of Foreign Assets Control in export licensing;
➢	Import laws such as the Customs and Border Protection Trade Act of 2002 and the Customs Modernization Act;

➢	The federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs;
➢	Federal, state, and local tax and tariff rules;
➢	Other laws and regulations administered by the FDA;
➢	Other laws and regulations administered by HHS; and
➢	State and local laws and regulations governing human subject research and clinical trials.

These laws cover areas where we may not have expertise and, in many areas, these laws are actively evolving. We, or our other third-party customers, suppliers and/or distribution partners, may not be able to maintain regulatory compliance or may incur significant costs in obtaining or maintaining regulatory compliance. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses, reputational risks, and divert our management’s attention from the operation of our business. In addition, compliance with future legislation could impose additional requirements on us which may be costly.

Failure to comply with governmental export and import regulations could result in fines, penalties, and litigation, and have a material adverse effect upon the Company’s business.

Our products and services are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and services must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products and services or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and services to international markets, prevent our customers from procuring our products and services or, in some cases, prevent the export or import of our products and services to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products and services, or in our decreased ability to export or sell our products and services to existing or potential customers. Any decreased use of our products and services or limitation on our ability to export or sell our products and services could adversely affect our business, financial condition and results of operations.

Product safety and product liability, including bio-hazard risks, could provide exposure to claims and litigation.

Specimens may have hazardous properties and may carry transmissible infectious agents. There are inherent risks in connection with the handling, storage, disposal, distribution, and/or use of the specimens.

Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulation and regulations of foreign jurisdictions, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Individuals who use or come in contact with the specimens may file claims related to their use and these claims could result in litigation that could be expensive to defend or result in judgements that exceed our resources and our insurance coverage. Any such litigations and judgement could adversely affect our business, financial condition and results of operations.

Risks Related to the Our Securities

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, our common stock could be delisted from Nasdaq.

Our common stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards of The Nasdaq Stock Market LLC.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because it may be considered a penny stock and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate a “penny stock” that restricts transactions involving stock which is deemed to be a penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or traded on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock may, in the future constitute, a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to any “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

You should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The sale of substantial shares of our common stock may depress our stock price.

As of December 31, 2021, we had 8,733,479 shares of common stock outstanding; outstanding stock options to purchase 255,147 shares of common stock at an average price of $2.32 per share; outstanding restricted stock units of 282,417 shares issuable upon vesting; outstanding warrants to purchase 102,500 shares of common stock at an average price of $9.00 per share. Additionally, the number of shares of common stock that are outstanding after our initial public offering also includes up to an aggregate of 1,312,500 shares of common stock underlying the warrants to be offered and sold by the selling stockholders of the Company. We have reserved 608,000 shares to issue stock options, restricted stock or other awards under our 2021 Stock Incentive Plan (as defined below). Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2021 our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controls approximately 39.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, impeding a merger, consolidation or other business combination transaction involving us and discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Certain provisions of our certificate of incorporation, as amended, and our bylaws, as amended, may make it more difficult for a third party to affect a change-of-control.

Our certificate of incorporation, as amended, authorizes the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.

These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. In addition, our certificate of incorporation, as amended, provides for a staggered Board of Directors. As a consequence, only a minority of the Board of Directors will be considered for election at every annual meeting of stockholders, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Additional provisions that may discourage unsolicited takeover proposals include (i) board vacancies may be filled by a majority of the remaining board members, (ii) the board may adopt, repeal, rescind, alter or amend our bylaws without stockholder approval, (iii) stockholders holding more than 15% of the outstanding shares may call a special meeting, (iv) a director may be removed from office only by the affirmative vote of the a majority of the issued and outstanding stock entitled to vote; and (v) no cumulative voting in the election of directors, which would allow holders of less than a majority of the stock to elect some directors.

Our bylaws, as amended, designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws, as amended, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of ours to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation, or the bylaws; and (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal

Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision.

Section 27 of the Exchange creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the Delaware Forum Provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce the Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director.

Our certificate of incorporation, as amended, and bylaws, as amended, provide that, to the fullest extent permitted by Delaware law, as it presently exists or may be amended from time to time, a director shall not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director. Under Delaware law, this limitation of liability does not extend to, among other things, acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation, as amended, and bylaws, as amended, also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investment will only occur if our stock price appreciates.

We may need additional capital, and the sale of additional shares of common stock or other equity securities could result in additional dilution to our stockholders.

While we believe that the net proceeds from our initial public offering closed in June 2021 and our private placement offering closed in December 2021 are sufficient to fund our current operating plans, if the estimates and assumptions upon which we have based this believe proves to be wrong we may need to raise additional funds sooner than expected. Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate technology development or future commercialization efforts.

Our quarterly revenue tends to fluctuate, making it harder to forecast and meet investor expectations.

Quarterly revenue has been difficult to predict, has historically fluctuated, and may vary from quarter to quarter due to a variety of factors, many of which are beyond our control. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful. Factors that may affect our quarterly revenue and operating results may include: any material changes in demand for our products and services; changes in our supply sites’ ability to collect and ship specimens or our ability to retain them; changes in the number, availability, and quality of competing products; our ability to maintain a timely delivery of high quality products and services; the timing and amount of sales and marketing expenses incurred by us to attract new customers; changes in the economic or business prospects of our customers or the economy generally; changes in the pricing policies of our competitors; unforeseen defects in our technology; changes in the regulatory environment; and unforeseen costs necessary to improve and maintain our technology.

These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. The change in our earnings or general economic conditions may cause the market price of our common stock to fluctuate.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various risk factors, including the following:

➢	changes in our industry;
➢	ability to enhance our platform or to add new functionality;
➢	regulatory changes;
➢	competitive pricing or other pressures;
➢	failures of our suppliers to deliver product on time;
➢	loss of supply partners;
➢	additions or departures of key personnel;
➢	sales of our common stock;
➢	our ability to execute our business plan;
➢	operating results that fall below expectations;

➢	loss of any strategic relationship including customers, suppliers and channel partners; and/or
➢	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

General Risk Factors

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital when we need to do it or make our common stock less attractive to investors.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have limited insurance which may not cover claims by third parties against us or our officers and directors.

We have limited directors’ and officers’ liability insurance and commercial liability insurance policies. Claims by third parties against us may exceed policy amounts and we may not have amounts to cover these claims. Also, due to high self-insured retention costs and deductibles, we may incur significant costs from any claim made against us before insurance policies provide coverage. Any significant claims would have a material adverse effect on our business, financial condition, and results of operations. In addition, our limited directors’ and officers’ liability insurance may affect our ability to attract and retain directors and officers.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Nasdaq rules. The requirements of these rules and regulations result in significant legal and financial compliance costs, including costs associated with the employment of personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources and divert management’s attention..

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place, as well as maintaining these controls and procedures, is a costly and time-consuming effort that needs to be re-evaluated frequently.

Additionally, various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or higher deductibles or incur substantially higher costs to maintain coverage.

Evaluation of internal control and remediation of potential problems will be costly and time consuming and could expose weaknesses in financial reporting.

Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we evaluate our internal control over financial reporting to enable management to report on the effectiveness of those controls annually. In connection with the Section 404 requirements, we could, as part of that documentation, identify material weaknesses, significant deficiencies, or other areas for further attention or improvement.

Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers, and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, adequate internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we are expected to follow Sarbanes- Oxley Act regulations and other public company rules, and these rules and regulations will increase our compliance costs and make certain activities more time consuming and costly. As a result, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult and costly for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal executive office is located in 450 Bedford Street, Lexington, Massachusetts.

We occupy approximately 8,835 square feet of office and laboratory space in Lexington, Massachusetts under a lease that expires on February 28, 2024. Our laboratory is subject to applicable federal and state laws and regulations relating to the safe handling of laboratory specimens along with biohazard disposal, and we utilize an outside medical and biohazard disposal company for disposal of such specimens. We believe our existing facilities meet our current needs. We will need additional office space in the future as we continue to build our development, commercial and support teams. We believe we can find suitable additional space in the future on commercially reasonable terms.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. We may from time to time be involved in various legal proceedings and other matters arising in the normal course of business. We may in the future institute additional, legal proceedings to enforce our rights and seek remedies, such as monetary damages, injunctive relief and declaratory relief. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us because of diversion of management time and attention as well as the financial costs related to resolving such disputes.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “ISPC.” Trading commenced on the Nasdaq on June 17th, 2021.

Holders

On March 18, 2022, there were 67 holders of record of our common stock.

Dividends

We currently intend to retain all available funds and any future earnings to fund the development, commercialization, and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on any class of our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after December 31, 2021, and which is incorporated by reference herein.

Use of Proceeds from Registered Securities

For a description of the use of the proceeds generated in our initial public offering (“IPO”), see Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. There has been no material change in the planned use of the proceeds from our IPO as is described in our final prospectus related to the IPO.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were incorporated in 2009 under the laws of the state of Delaware. Our mission is to accelerate life science research and development via a single global marketplace platform that connects researchers to subjects, specimens, and associated data. We are headquartered in Lexington, Massachusetts. We operate as one operating and reporting segment.

In addition to creating a single global platform where both specimen providers and researchers can connect, the platform automates the process of searching for and selecting specimens for research. The platform taps into healthcare provider data to gain insights into the available samples in biobanks or laboratories, or to gain insights into the patient populations to support specimen collections directly from research subjects. The platform receives de-identified data from electronic medical records, laboratory information systems, and other healthcare data sources of available specimens and research subjects and harmonizes the data across all participating organizations.

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

The iSpecimen Marketplace is composed of four major functional areas: search, workflow, data, and administration and reporting. We continue to invest in the evolution of these areas to improve engagement with the platform and liquidity across it. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position our Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

The iSpecimen Marketplace currently supports the supply chain management and bioprocurement process for specimens and associated data. We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites comprising our network, and delivering them to its medical research customers using its proprietary software to identify and locate the required specimens. Costs paid to acquire specimens from hospitals and laboratories generally varies depending upon the sample type, collection requirements, and data provided. We generally operate in a “just in time” fashion, meaning we procure specimens from our suppliers and distribute specimens to our customers after we obtain an order for specimens from a research client. Generally, we do not speculatively purchase and bank samples in anticipation of future, unspecified needs. We believe our approach offers many advantages over a more traditional inventory-based supplier business model where biorepositories take inventory risks, and where inventory turnover and cash conversion cycles can be lengthy.

On March 30, 2021, we effected a 1-for-5.545 reverse stock split of our issued and outstanding shares of common stock, as well as effected a proportional adjustment to the existing conversion ratios for our redeemable convertible preferred stock. All historical share and per share information shown herein and in our financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

On June 16, 2021, we completed an IPO in which we issued and sold 2,250,000 shares of our common stock at a public offering price of $8.00 per share, resulting in aggregate gross proceeds of $18,000,000. On July 1, 2021, we issued and sold 337,500 additional shares of common stock, pursuant to the underwriters’ exercise of its overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2,700,000. The net proceeds from the overallotment were $2,500,000 after deducting underwriting discounts of $200,000. Inclusive of the underwriters’ option to purchase additional shares, we received approximately $18,200,000 in net proceeds from the IPO after deducting underwriting discounts of $1,900,000 and other offering costs of $600,000.

Upon completion of the IPO, the Company converted all 1,291,012 shares of outstanding redeemable convertible preferred stock into 1,291,012 shares of common stock, all $5,500,000 of its outstanding principal and all unpaid and accrued interest of approximately $1,300,000 of the convertible notes into 1,206,614 shares of common stock at a conversion price of $5.60 per share, and $4,000,000 of its outstanding principal and accrued interest of $700,000 of the bridge notes as amended (‘Bridge Notes”), into 842,429 shares of common stock at a conversion price of $5.60 per share. As of December 31, 2021, there were no convertible notes outstanding.

On August 13, 2021, we entered into a loan agreement (the “Term Loan”) and as a result, received proceeds of $3,500,000. This funding was used to pay the remaining balance of $3,000,000 on the Bridge Notes. As of December 31, 2021, there were no Bridge Notes outstanding.

On December 1, 2021, we closed on a private placement offering (“PIPE”) for gross proceeds of approximately $21,000,000, before deducting approximately $1.4 million for underwriting discounts and commissions and estimated offering expenses, for (i) an aggregate of 1,749,999 shares of common stock and (ii) warrants, which are exercisable for an aggregate of up to 1,312,500 shares of common stock.

Impact of the COVID-19 Pandemic on Our Operations

We are subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. Our management believes that the social and economic impacts, which include but are not limited to the following, could have a significant impact on future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities arising from shelter-in- place, or similar isolation orders, that limit our ability to procure specimens through our supply chain; (i) decline in researcher demand for specimens; and (iii) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

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

To stabilize revenue, we added COVID-19 samples to our product line to support growing research in this area and also contracted with mobile phlebotomy service providers to more easily collect specimens from research subjects who may be practicing social distancing. We received our first request for samples from patients with a prior or current COVID-19 infection on March 18, 2020, and through December 31, 2021, we fulfilled additional COVID-19 specimen requests. Because of our large, geographically diverse network with many sites around the country and the world, we were able to respond quickly to this new demand and match requests for COVID-19 specimens to sites in areas of outbreak.  As a result, during the years ended December 31, 2021 and 2020, approximately 31%, and 35%, respectively, of our total purchase orders were related to COVID-19 specimens.

While our supply sites are mostly operational as of December 31, 2021, we expect that while the pandemic lasts, we will continue to experience slowdowns in specimen collections as the pandemic surges in various parts of the world due to social distancing on the part of research subjects, supply partner site employees, and customer research organizations. There is still considerable uncertainty around the duration of this COVID-19 outbreak and its future impact. While we implemented measures to help stabilize revenue as well as measures to reduce costs in response to the COVID-19 outbreak, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we expect this matter to continue to have an impact on our results of operations, financial condition, or liquidity, which cannot be reasonably estimated at this time.

Impact of Russia’s Invasion of Ukraine on Our Operations

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in the Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian – Ukraine war on our business and the companies from which we obtain supplies.

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

Cost of Revenue

Cost of revenue primarily consists of the purchase price to acquire specimens from hospitals and laboratories, inbound and outbound shipping costs, supply costs related to samples; payment processing and related transaction costs, and costs paid to the supply sites to support sample collections. Shipping costs upon receipt of products from suppliers are recognized in cost of revenue.

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

Sales and Marketing

Sales and marketing costs primarily consist of payroll and related expenses for personnel engaged in marketing and selling activities, including salaries and sales commissions, travel expenses, public relations and social media costs, ispecimen.com website development and maintenance costs, search engine optimization fees, advertising costs; direct marketing costs, trade shows and events fees, marketing and customer relationship management software, and other marketing-related costs.

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

Financial Operations Overview and Analysis for the Years Ended December 31, 2021 and 2020

Comparison of the Years Ended December 31, 2021 and 2020

Years Ended December 31,			Change
	2021	2020	Dollars	Percentage
Revenue	$11,135,303	$8,184,106	$2,951,197	36%
Cost of revenue	5,249,013	3,585,477	1,663,536	46%
Technology	1,837,882	1,465,348	372,534	25%
Sales and marketing	2,422,743	1,783,563	639,180	36%
Supply development	573,913	497,182	76,731	15%
Fulfillment	1,363,522	859,643	503,879	59%
General and administrative	5,613,476	2,399,273	3,214,203	134%
Total operating expenses	17,060,549	10,590,486	6,470,063	61%
Loss from operations	(5,925,246)	(2,406,380)	(3,518,866)	(146)%
Other income (expense), net
Interest expense	(2,102,681)	(2,096,795)	(5,886)	0%
Change in fair value of derivative liability on convertible notes	(271,000)	(159,000)	(112,000)	(70)%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	1,582,700	—	1,582,700	100%
Loss on extinguishment of bridge notes and bridge notes, related parties	(2,740,425)	—	(2,740,425)	(100)%
Loss on extinguishment of convertible notes and convertible notes, related parties	(260,185)	—	(260,185)	(100)%
Gain on extinguishment of note payable	788,156	—	788,156	100%
Other income	—	9,654	(9,654)	(100)%
Other expense, net	(44,531)	—	(44,531)	(100)%
Interest income	11,397	437	10,960	2,508%
Other income (expense), net	(3,036,569)	(2,245,704)	(790,865)	(35)%
Net loss	$(8,961,815)	$(4,652,084)	$(4,309,731)	(93)%

Revenue

Revenue increased by approximately $2,951,000 or 36%, from approximately $8,184,000 for the year ended December 31, 2020 to approximately $11,135,000 for the year ended December 31, 2021 primarily due to a more seasoned sales team, continued demand for specimens from patients with known COVID-19 test results, and an increasing demand for specimens in non-COVID-19 research areas. For the years ended December 31, 2021 and 2020 our revenue derived from specimens related to COVID-19 accounted for approximately 28% and 43%, respectively, of our total revenue. Specimens accessioned during the current year decreased by approximately 1,300 or 6% to approximately 20,800, compared to approximately 22,100 of specimens accessioned during the year ended December 31, 2020. However, a change in specimen mix resulted in an increase in average selling price per specimen of approximately $165 or 44% compared to the prior year.

Cost of Revenue

Cost of revenue increased by approximately $1,664,000, or 46%, from approximately $3,585,000 for the year ended December 31, 2020 to approximately $5,249,000 for the year ended December 31, 2021 which was attributable to a 55% increase in the average cost per specimen impacted by the specimen mix during the current year over the prior year, offset by the 6% decrease in the number of specimens accessioned during the current year ended over the same prior year period. The significant increase in the average cost per specimen is the result of both a changing specimen mix and a significant project in 2020 which yielded lower average costs per specimen.

Technology

Technology expenses increased by approximately $373,000 or 25% from approximately $1,465,000 for the year ended December 31, 2020 to approximately $1,838,000 for the year ended December 31, 2021. The increase was primarily related to increases in depreciation and amortization of approximately $182,000, operating and maintenance expenses of approximately $133,000, and project expenses for the development of the Company’s technology that were not capitalizable of approximately $58,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $639,000, or 36%, from approximately $1,784,000 for the year ended December 31, 2020 to approximately $2,423,000 for the year ended December 31, 2021. The increase was primarily attributable to increases in payroll and related expenses of approximately $421,000, external marketing efforts of approximately $120,000, and general operating expense related to sales and marketing of approximately $115,000, partially offset by a reduction in general expenses related to sales and marketing of approximately $16,000.

Supply Development

Supply development expenses increased approximately $77,000, or 15%, from approximately $497,000 for the year ended December 31, 2020 to approximately $574,000 for the year ended December 31, 2021. The increase was primarily attributable to an increase in payroll and related expenses of approximately $113,000, partially offset by a decrease in operating and regulatory compliance costs of approximately $33,000.

Fulfillment

Fulfillment costs increased approximately $504,000, or 59%, from approximately $860,000 for the year ended December 31, 2020 to approximately $1,364,000 for the year ended December 31, 2021. The increase was primarily attributable to increases in payroll and related expenses of approximately $477,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities and post-sales activities such as order processing and management, shipping and receiving, and customer service of approximately $31,000, partially offset by a decrease in other fulfillment expenses of approximately $10,000.

General and Administrative Expenses

General and administrative expenses increased approximately $3,214,000 or 134%, from approximately $2,399,000 for the year ended December 31, 2020 to approximately $5,613,000 for the year ended December 31, 2021. The increase was attributable to increases in compensation related costs of approximately $1,150,000, including approximately $737,000 for a special IPO bonus that was provided to all employees in the form of cash and restricted stock units and board compensation of approximately $65,000, insurance of approximately $726,000, primarily related to director and officer insurance as a public company, approximately $705,000 for professional services, primarily for legal, accounting and consulting expenses related to becoming a public company, approximately $298,000 related to the loss on sale of accounts receivable, outsourced information technology and software licenses of approximately $246,000, the allowance for doubtful accounts of approximately $53,000, travel expenses of approximately $44,000 and other general and administrative expenses of approximately $15,000, slightly offset by a decrease in utility and facility costs of approximately $23,000.

Other Expense, net

Other expense, net increased by approximately $791,000, or 35%, from approximately $2,246,000 for the year ended December 31, 2020 to approximately $3,037,000 for the year ended December 31, 2021. The increase in other expense, net was primarily attributable to a loss on the extinguishment of Bridge Notes and Related Party Bridge Notes of approximately $2,740,000, a loss on extinguishment of Convertible Notes of approximately $260,000, a difference in the change in fair value of the derivative liability related to the Convertible Note of approximately $112,000, as well as other items of approximately $50,000, partially offset by a change in fair value of the derivative liability related to the Bridge Notes and Related Party Bridge Notes of approximately $1,583,000, and a gain on the extinguishment of note payable of approximately $788,000 due to the forgiveness of the total outstanding balance of the Paycheck Protection Program Loan.

Liquidity and Capital Resources

	Years Ended December 31,		Change
	2021	2020	Dollars	Percentage
Balance Sheet Data:
Cash	$27,738,979	$695,909	$27,043,070	3886%
Working capital (deficit)	30,442,955	(18,663,321)	49,106,276	(263)%
Total assets	35,719,598	6,209,696	29,509,902	475%
Accrued interest	8,167	3,696,944	(3,688,777)	(100)%
Convertible notes payable, related parties, net of unamortized debt discount and debt issuance costs	—	5,490,811	(5,490,811)	(100)%
Derivative liability for embedded conversion features on convertible notes payable	—	2,373,000	(2,373,000)	(100)%
Bridge notes payable, net of debt discount and debt issuance costs	—	4,589,228	(4,589,228)	(100)%
Bridge notes payable, related parties, net of debt discount	—	1,905,000	(1,905,000)	(100)%
Note payable, current portion	—	604,109	(604,109)	(100)%
Note payable, net of current portion	—	178,899	(178,899)	(100)%
Convertible preferred stock	—	11,173,076	(11,173,076)	(100)%
Total stockholders' equity (deficit)	29,791,588	(27,277,967)	57,069,555	(209)%

Statement of Cash Flow Data:
Net cash flows used in operating activities	$(10,668,410)	$(288,380)	$(10,380,030)	3599%
Net cash flows used in investing activities	(1,037,917)	(1,102,612)	64,695	(6)%
Net cash flows provided by financing activities	38,749,397	2,033,008	36,716,389	1806%
Net increase in cash and cash equivalents	$27,043,070	$642,016	$26,401,054

Capital Resources

As of December 31, 2021, our available cash totaled approximately $27,739,000 which represented an increase of approximately $27,043,000 compared to December 31, 2020. As of December 31, 2021, we had working capital of approximately $30,443,000 which represents an increase of approximately $49,106,000 compared to the deficit of $18,663,321 as of December 31, 2020. Since inception, we have relied upon raising capital to finance our operations. On June 21, 2021, we completed our IPO in which we issued and sold 2,250,000 shares of our common stock at a public offering price of $8.00 per share, for aggregate gross proceeds of $18,000,000. The net proceeds from the IPO were $15,700,000 after deducting underwriting discounts of $1,700,000 and other offering costs of $600,000. On July 1, 2021, we sold an additional 337,500 shares of our common stock, pursuant to the underwriters' partial exercise of its overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2,700,000. The net proceeds from the overallotment were $2,500,000 after deducting underwriting discounts of $200,000. In aggregate, we received approximately $18,200,000 after deducting underwriting discounts of $1,900,000 and other offering costs of $600,000.

On August 13, 2021, we received proceeds of $3,500,000 from the Term Loan and paid the remaining balance of $3,000,000 on the Bridge Notes. As of December 31, 2021, there were no Bridge Notes outstanding.

Factoring Agreement

On January 1, 2021, we entered into a factoring agreement with Versant Funding, LLC (“Versant”), pursuant to which we agreed to sell a minimum of $1,200,000 of our accounts receivable without recourse. We have sold, without recourse, total net receivables of approximately $2,300,000 under the Factoring Agreement to Versant. Without recourse indicates that we assign and transfer our rights, title, and interest in and to the accounts receivable to Versant, meaning that we are not liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by our customer(s). Information on accounts receivable identified for factoring are provided and verified by Versant prior to being accepted for factoring. Pursuant to the Factoring Agreement, we receive an advance of 75% of the value of the purchased accounts receivable upfront. Upon receipt of the payment from the customer, Versant calculates the applicable factoring fee from invoice date through the actual collection date and remits the remaining 25% holdback of the value of the factored accounts receivable, less their factoring fees, to us. The factoring fees range from 2.5% to 15% of the purchase price of the accounts receivable based on the age of the accounts receivable when collected. We are also charged for certain reimbursable administrative fees incurred on our behalf for the management of the program. In connection with the Factoring Agreement, we entered into a Security Agreement, granting to Versant a security interest in substantially all of our assets to secure our obligations under the Factoring Agreement.

The Factoring Agreement was terminated on June 30, 2021. Factoring fees paid under this arrangement totaled approximately $298,000 for the year ended December 31, 2021. Upon termination of the Factoring Agreement, all future payments of accounts receivable shall be made directly to the Company.

Note Payable Loan Forgiveness

On January 13, 2021, the Paycheck Protection Program Loan and related interest of $788,156 was fully forgiven by the U.S. Small Business Administration.

Cash Flows

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was approximately $10,668,410, which consisted of a net loss of $8,961,815 offset by non-cash charges of approximately $3,576,000, which primarily includes a $2,740,425 loss on extinguishment of Bridge Notes, $958,639 related to amortization of internally developed software, $869,600 of amortization of discount on Amended Bridge Notes, $622,064 in stock based compensation, a $260,185 loss on extinguishment of Convertible Notes, $161,074 in bad debt expense, $45,358 related to depreciation and amortization of property and equipment, $12,500 in of common stock issued in exchange for services, $4,605 of amortization of debt issuance costs on note payable, and $1,088 of amortization of discount and debt issuance costs on Convertible Notes, partially offset by a $1,311,700 loss on derivative liabilities, and a $788,156 gain on extinguishment on note payable.

Total changes in assets and liabilities of approximately $5,282,000 were primarily driven by a $1,708,922 decrease in accrued interest, a $1,637,124 increase in accounts receivable, a $1,086,259 increase in accounts receivable-unbilled, a $959,754 decrease in accounts payable, and a $218,508 decrease in deferred revenue, offset by a $198,893 increase in accrued expenses, a $90,894 decrease in prepaid expenses and other current assets, and a $38,503 decrease in tax credit receivable.

For the year ended December 31, 2020, net cash used in operating activities was $288,380, which consisted of a net loss of $4,652,084 offset by non-cash charges of approximately $1,323,000 which primarily includes $774,929 related to amortization of internally developed software, a $159,000 loss on derivative liability, $143,435 of amortization of discount and debt issuance costs on Convertible Notes, $108,096 in bad debt expense, $92,866 in stock based compensation, and $44,758 related to depreciation and amortization of property and equipment.

Total changes in assets and liabilities of approximately $3,041,000 were primarily driven by a $1,951,429 increase in accrued interest, an increase of $1,054,638 in accounts payable, an increase of $873,254 in deferred revenue, an increase in accrued expenses of $282,142, and a decrease in tax credit receivable of $104,624, offset by a $800,908 increase in accounts receivable, a $226,374 increase in prepaid expenses and other current assets, and an increase in accounts receivable-unbilled of $198,185.

Investing Activities

Net cash used in investing activities was $1,037,917 and $1,102,612 for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities for the year ended December 31, 2021 consisted of $1,035,367 of capitalization of internally developed software and $2,550 for purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2020 consisted of $1,102,186 of capitalization of internally developed software, and purchases of property and equipment of $426.

Financing Activities

Net cash provided by financing activities was $38,749,397 and $2,033,008 for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities for the year ended December 31, 2021 consisted of $20,999,988 of proceeds received from the issuance of common stock in connection with the PIPE, $18,000,000 of proceeds received from the issuance of common stock in connection with the IPO, $3,500,000 of proceeds received from the issuance of note payable, $2,497,501 of net proceeds from the issuance of over-allotment shares of common stock, $500,000 of proceeds received from the issuance of Bridge Notes payable, $58,648 of proceeds received from the exercise of stock options, and $992 of proceeds received from the exercise of warrants, partially offset by the $3,000,000 payment of principal to the holders of the Bridge Notes, $2,339,816 for the payment of offering costs in connection with the issuance of common stock in connection with the IPO, $1,434,999 for the payment of offering costs in connection with the issuance of common stock in connection with PIPE, and $32,917 for the payment of debt issuance costs in connection with the note payable.

Net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds received from the issuance of Bridge Notes payable totaling $1,250,000 and proceeds received from the Paycheck Protection Program of $783,008.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers have been able to continue making timely deliveries during the year ended December 31, 2021.

We have experienced negative effects of inflation in certain areas of our business due to the high rates of inflation in the world’s current economy. This inflation is affecting employee salaries, which account for a significant portion of our operating costs. Additionally, costs of supplies have been affected by inflation, however, these costs are not significant to the Company’s results.

Inflation has not had a significant impact on the cost of specimens due to our long-term contracts maintained with vendors, which include revenue sharing plans.

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

We believe that Adjusted EBITDA provides useful information about our financial performance, enhances the overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key metric used by our management for financial and operational decision-making. We believe that Adjusted EBITDA helps identify underlying trends in our business that otherwise could be masked by the effect of the expenses that we exclude in Adjusted EBITDA. In particular, we believe the exclusion of share-based compensation expense provides a useful supplemental measure in evaluating the performance of our operations and provides better transparency into our results of operations.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Years Ended December 31,
	2021	2020
Net loss	$(8,961,815)	$(4,652,084)
Change in fair value of derivative liability on convertible notes	271,000	159,000
Change in fair value of derivative liability on bridge notes and bridge notes, relates parties	(1,582,700)	—
Loss on extinguishment of bridge notes and bridge notes, related parties	2,740,425	—
Loss on extinguishment of convertible notes and convertible notes, related parties	260,185	—
Gain on extinguishment of note payable	(788,156)	—
Interest expense	2,102,681	2,096,795
Depreciation and amortization	1,003,996	819,687
Share-based compensation	622,064	92,866
Adjusted EBITDA	$(4,332,320)	$(1,483,736)

Critical Accounting Policies and Estimates

A summary of the significant accounting policies is provided in Note 2 of our financial statements.

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

Common Stock Valuations

For all periods prior to our initial public offering, there was no public market for our common stock, and, as a result, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants, our Board of Directors considered, among other things, input from management, valuations  of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our Board of Directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of  the grant. These factors included, but were not limited to:

➢	our results of operations and financial position, including our levels of available capital resources;
➢	our stage of development and material risks related to our business;
➢	our business conditions and projections;
➢	the valuation of publicly traded companies in the life sciences and Scientific Research & Development sectors, as well as recently completed mergers and acquisitions of peer companies;
➢	the lack of marketability of our common stock as a private company;

➢	the prices at which we sold shares of our convertible preferred stock to outside investors in arms- length transactions;
➢	the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
➢	the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of our Company, given prevailing market conditions;
➢	the hiring of key personnel and the experience and expertise of management;
➢	trends and developments in our industry; and
➢	external market conditions affecting the life sciences and Scientific Research & Development industry sectors.

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

Recent Accounting Standards

For information on recent accounting standards, see Note 2 to our financial statements.

JOBS Act Transition Period

On April 5, 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

iSpecimen Inc.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of iSpecimen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iSpecimen Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 22, 2022.

We have served as the Company’s auditor since 2014.

iSpecimen Inc.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:

Cash	$27,738,979	$695,909
Accounts receivable – unbilled	1,739,020	652,761
Accounts receivable, net of allowance for doubtful accounts of $269,170 and $108,096 at December 31, 2021 and December 31, 2020, respectively	3,002,442	1,526,392
Prepaid expenses and other current assets	327,035	417,929
Tax credit receivable, current portion	140,873	179,376
Total current assets	32,948,349	3,472,367
Property and equipment, net	32,781	75,589
Internally developed software, net	2,710,867	2,634,139
Security deposits	27,601	27,601
Total assets	$35,719,598	$6,209,696
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$832,678	$1,792,432
Accrued expenses	1,009,803	810,910
Accrued interest	8,167	3,696,944
Convertible notes payable, related parties, net of unamortized debt discount and debt issuance costs	—	5,490,811
Derivative liability for embedded conversion features on convertible notes payable	—	2,373,000
Bridge notes payable, net of debt issuance costs	—	4,589,228
Bridge notes payable, related parties	—	1,905,000
Note payable, current portion	—	604,109
Deferred revenue	654,746	873,254
Total current liabilities	2,505,394	22,135,688
Note payable, net of current portion	—	178,899
Term loan	3,422,616	—
Total liabilities	5,928,010	22,314,587

Commitments and contingencies

Series B convertible preferred stock, $0.0001 par value, 3,200,000 shares authorized, 0 and 572,465 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	7,999,997
Series A-1 convertible preferred stock, $0.0001 par value, 556,550 shares authorized, 0 and 100,365 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	561,041
Series A convertible preferred stock, $0.0001 par value, 3,427,871 shares authorized, 0 and 618,182 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	2,612,038
Total convertible preferred stock	—	11,173,076
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized, 8,764,479 issued, and 8,733,479 outstanding at December 31, 2021, and 16,000,000 shares authorized, 967,213 issued and 936,213 outstanding at December 31, 2020	873	94
Additional paid-in capital	67,810,289	1,779,698
Treasury stock, 31,000 shares at December 31, 2021 and December 31, 2020, at cost	(172)	(172)
Accumulated deficit	(38,019,402)	(29,057,587)
Total stockholders’ equity (deficit)	29,791,588	(27,277,967)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$35,719,598	$6,209,696

See accompanying notes to the financial statements.

iSpecimen Inc.

Statements of Operations

	Years Ended December 31,
	2021	2020
Revenue	$11,135,303	$8,184,106
Operating expenses:
Cost of revenue	5,249,013	3,585,477
Technology	1,837,882	1,465,348
Sales and marketing	2,422,743	1,783,563
Supply development	573,913	497,182
Fulfillment	1,363,522	859,643
General and administrative	5,613,476	2,399,273
Total operating expenses	17,060,549	10,590,486

Loss from operations	(5,925,246)	(2,406,380)

Other expense, net
Interest expense	(2,102,681)	(2,096,795)
Change in fair value of derivative liability on convertible notes	(271,000)	(159,000)
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	1,582,700	—
Loss on extinguishment of bridge notes and bridge notes, related parties	(2,740,425)	—
Loss on extinguishment of convertible notes and convertible notes, related parties	(260,185)	—
Gain on extinguishment of note payable	788,156	—
Other income	—	9,654
Other expense, net	(44,531)	—
Interest income	11,397	437
Other expense, net	(3,036,569)	(2,245,704)

Net loss	$(8,961,815)	$(4,652,084)

Net loss per share
Basic and diluted	$(2.09)	$(4.97)

Weighted average common shares outstanding
Basic and diluted	4,287,424	936,213

See accompanying notes to the financial statements.

iSpecimen Inc.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance at January 1, 2020	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,686,832	$(24,405,503)	$(22,718,749)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	92,866	—	92,866
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,652,084)	(4,652,084)
Balance at December 31, 2020	572,465	7,999,997	100,365	561,041	618,182	2,612,038	936,213	94	31,000	(172)	1,779,698	(29,057,587)	(27,277,967)
Share-based compensation expense	—	—	—	—	—	—	44,129	4	—	—	622,060	—	622,064
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(572,465)	(7,999,997)	(100,365)	(561,041)	(618,182)	(2,612,038)	1,291,012	129	—	—	11,172,947	—	11,173,076
Conversion of principal and accrued interest of convertible notes and bridge notes into common stock upon initial public offering	—	—	—	—	—	—	2,049,043	205	—	—	16,392,139	—	16,392,344
Issuance of common stock in connection with initial public offering	—	—	—	—	—	—	2,250,000	225	—	—	17,999,775	—	18,000,000
Offering costs in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(2,339,816)	—	(2,339,816)
Issuance of common stock in connection with public offering over-allotment option exercise	—	—	—	—	—	—	337,500	34	—	—	2,497,467	—	2,497,501
Issuance of common stock in connection with private placement	—	—	—	—	—	—	1,749,999	175	—	—	20,999,813	—	20,999,988
Transaction costs in connection with private placement	—	—	—	—	—	—	—	—	—	—	(1,434,999)	—	(1,434,999)
Issuance of common stock in exchange for services	—	—	—	—	—	—	2,000	—	—	—	12,500	—	12,500
Issuance of common stock through exercise of stock options	—	—	—	—	—	—	55,694	5	—	—	58,643	—	58,648
Issuance of common stock through exercise of warrants	—	—	—	—	—	—	17,889	2	—	—	990	—	992
Issuance of warrants in connection with debt	—	—	—	—	—	—	—	—	—	—	49,072	—	49,072
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,961,815)	(8,961,815)
Balance at December 31, 2021	—	$—	—	$—	—	$—	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588

See accompanying notes to the financial statements.

iSpecimen Inc.

Statements of Cash Flows

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,961,815)	$(4,652,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	622,064	92,866
Common shares issued in exchange for services	12,500	—
Amortization of internally developed software	958,639	774,929
Depreciation of property and equipment	45,358	44,758
Bad debt expense	161,074	108,096
Amortization of discount and debt issuance costs on convertible notes	1,088	143,435
Amortization of debt issuance costs on note payable	4,605	—
Amortization of discount on bridge notes	869,600	—
Change in fair value of derivative liabilities	(1,311,700)	159,000
Loss on extinguishment on bridge notes	2,740,425	—
Loss on extinguishment of convertible notes	260,185	—
Gain on extinguishment on note payable	(788,156)	—
Change in operating assets and liabilities:
Accounts receivable	(1,637,124)	(800,908)
Accounts receivable – unbilled	(1,086,259)	(198,185)
Prepaid expenses and other current assets	90,894	(226,374)
Tax credit receivable	38,503	104,624
Accounts payable	(959,754)	1,054,638
Accrued expenses	198,893	282,142
Accrued interest	(1,708,922)	1,951,429
Deferred revenue	(218,508)	873,254
Net cash used in operating activities	(10,668,410)	(288,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,550)	(426)
Capitalization of internally developed software	(1,035,367)	(1,102,186)
Net cash used in investing activities	(1,037,917)	(1,102,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes payable	500,000	1,250,000
Proceeds from issuance of term loan	3,500,000	783,008
Proceeds from exercise of stock options	58,648	—
Proceeds from issuance of common stock in connection with initial public offering	18,000,000	—
Payment of offering costs in connection with the issuance of common stock in connection with initial public offering	(2,339,816)	—
Proceeds from issuance of common stock in connection with private placement	20,999,988	—
Payment of transaction costs in connection with the issuance of common stock in connection with private placement	(1,434,999)	—
Proceeds from exercise of warrants	992	—
Proceeds from issuance of over-allotment shares of common stock, net of transaction costs of $202,499	2,497,501	—
Payment of principal to bridge note holders	(3,000,000)	—
Payment of debt issuance costs in connection with note payable	(32,917)	—
Net cash provided by financing activities	38,749,397	2,033,008

Net increase in cash	27,043,070	642,016
Cash at beginning of period	695,909	53,893
Cash at end of period	$27,738,979	$695,909

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,824,032	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$11,173,076	$—
Conversion of convertible notes and accrued interest into common stock	$6,748,729	$—
Conversion of bridge notes and accrued interest into common stock	$4,717,646	$—
Issuance of common stock warrants as offering costs in connection with initial public offering of common stock	$374,400	$—
Issuance of common stock warrants in connection with term loan	$49,072	$—
Issuance of common stock warrants in connection with private placement	$10,624,759	$—
Deferred offering costs included in accrued expenses	$—	$(57,420)

See accompanying notes to the financial statements.

iSpecimen Inc.

Notes to Financial Statements

1.NATURE OF BUSINESS

iSpecimen Inc. (“iSpecimen” or the “Company”) was incorporated in 2009 under the laws of the state of Delaware. The Company has developed and launched a proprietary online marketplace platform that connects medical researchers who need access to subjects, samples, and data, with hospitals, laboratories, and other organizations who have access to them. iSpecimen is a technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biofluids, tissues, and living cells (“biospecimens”) for their research, with biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. The iSpecimen Marketplace platform was designed to solve this problem and transform the biospecimen procurement process to accelerate medical discovery. The Company is headquartered in Lexington, Massachusetts and its principal market is North America. The Company operates as one operating and reporting segment.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Initial Public Offering

On June 21, 2021, the Company consummated its initial public offering ("IPO") in which the Company issued and sold 2,250,000 shares of its common stock at a public offering price of $8.00 per share, for aggregate gross proceeds of $18 million. The net proceeds from the IPO were $15.7 million after deducting underwriting discounts of $1.7 million and other offering costs of $0.6 million. The shares of common stock commenced trading on the Nasdaq Stock Market LLC on June 17, 2021 under the ticker symbol “ISPC.”

Upon closing of the IPO, all of the then-outstanding shares of redeemable convertible preferred stock automatically converted into common stock at a ratio of 1:1, resulting in the issuance of 1,291,012 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

Upon closing of the IPO, the Company converted all $5.5 million of its outstanding principal and all unpaid and accrued interest of approximately $1.3 million of the Convertible Notes (as defined below) into 1,206,614 shares of common stock at a conversion price of $5.60 per share. The Company incurred an approximately $0.3 million loss on conversion of the Convertible Notes during the year ended December 31, 2021. As of December 31, 2021, there were no Convertible Notes or Bridge Notes (as defined below) outstanding.

Additionally, upon closing of the IPO, the Company converted $4 million of its outstanding principal and accrued and unpaid interest of approximately $0.7 million of the Bridge Notes, as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. During the year ended December 31, 2021, the Company paid off the remaining principal balance of $3.0 million on the Bridge Notes and accrued interest of $64,110.

On July 1, 2021, the Company sold an additional 337,500 shares of its common stock, pursuant to the underwriters' full exercise of the overallotment option, at a public offering price of $8.00 per share, for aggregate gross proceeds of $2.7 million. In aggregate, the

Company received approximately $18.2 million in net cash proceeds from the IPO after deducting for all underwriting discounts of $1.9 million and other offering costs of $0.6 million.

Private Placement

On December 1, 2021, the Company closed on a private placement (“PIPE”) for the sale of 1,749,999 shares of common stock of iSpecimen together with warrants to purchase 1,312,500 shares of common stock ("Warrants"), which resulted in gross proceeds to iSpecimen of approximately $21 million, before deducting offering costs of approximately $1,435,000. Each share of common stock and accompanying three-quarters of one Warrant were sold at a combined offering price of $12.00. The detachable Warrants have a five and one-half year term and an exercise price of $13.00 per share.

Liquidity and Going Concern

The Company has recognized recurring losses. At December 31, 2021, the Company had a net working capital of $30,442,955, an accumulated deficit of $38,019,402, cash of $27,738,979 and accounts payable and accrued expenses of $1,842,481. Management believes that the Company's existing cash, which include the net proceeds from the IPO, the Term Loan, and the PIPE will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated. As a result of recurring losses, the continued viability of the Company beyond March 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic on our Operations

In December 2019, the novel coronavirus SARS-Cov2, or COVID-19 outbreak, was reported to have surfaced in China. On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. iSpecimen is subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. Our management believes that the social and economic impacts, which include but are not limited to the following, could have a significant impact on future financial condition, liquidity, and results of operations: (i) restrictions on in-person activities arising from shelter-in-place, or similar isolation orders; (ii) inability to source specimens from our suppliers arising from shelter-in-place, or similar isolation orders; (iii) reduced capacity if personnel are infected or quarantined; (iv) decline in researcher demand for specimens; and (v) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

The COVID-19 outbreak has impacted the Company’s operations during the year ended December 31, 2021 and 2020. In response to the COVID-19 outbreak, the Company initially implemented measures to help stabilize revenue as well as measures to reduce costs. To stabilize revenue, the Company added COVID-19 samples to its product line to support growing research in this area and also implemented mobile phlebotomy to more easily access research subjects. Cost saving measures included the elimination of non-essential travel and in-person training activities, the deferral of certain planned expenditures, and the furlough of a small number of employees in August 2020. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company expects this matter to continue to have an impact on its results of operations, financial condition, and liquidity. However, the extent of the financial impact and the duration cannot be reasonably estimated at this time.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its common stock and warrants, deferred tax valuation allowances, revenue recognition, share-based compensation, and accrued expenses amongst others. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation.

During 2021, the Company updated its accounting policy to allocate stock-based compensation costs to all departments. The costs were previously included only in general and administrative expenses. As a result of the reclassification, certain line items have been amended for the year ended December 31, 2020, in the statement of operations and the related notes to the financial statements. The reclassifications had no impact on the total operating expenses, net income or earnings per share for the year ended December 31, 2020.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At December 31, 2021 and 2020, substantially all of the Company’s cash was deposited in accounts at one financial institution. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

Concentration of credit risk with respect to accounts receivable is typically related to customers who account for a significant portion of revenue. During 2021, no customers represented greater than 10% of the Company’s revenues, one customer represented approximately 11% of accounts receivable and two customers represented approximately 23% and 17% of accounts receivable-unbilled at December 31, 2021. During 2020, two customers represented approximately 11% and 10% of the Company’s revenues, one customer represented approximately 10% of accounts receivable, and three customers represented approximately 23%, 13% and 11% of accounts receivable-unbilled at December 31, 2020. During the years ended December 31, 2021 and 2020, revenue attributable to customers located in foreign countries is approximately 7% and 6% of revenue, respectively. During the years ended December 31, 2021 and 2020, accounts receivable attributable to customers located in foreign countries is approximately 6% and 11% of accounts receivable, respectively. During the years ended December 31, 2021 and 2020, accounts receivable-unbilled attributable to customers located in foreign countries is approximately 11% and 0% of accounts receivable-unbilled, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

➢	Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
➢

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

➢

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of December 31, 2021 and 2020 because of their short-term nature. The liability in connection with conversion features included within certain of the Company’s convertible notes payable was classified as a derivative liability for embedded conversion features on the balance sheets and is considered to be a Level 3 liability.

Derivative Liability for Embedded Conversion Features

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company evaluates its convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other bifurcated embedded derivative instruments in the convertible instrument, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Accounting Standards Issued, Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02” or “Topic 842”), which applies to all leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those years, and after December 15, 2020 and interim periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption. The Company adopted this new standard as of January 1, 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2023.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company is expected adopted this new standard as of January 1, 2022, but it is not expected to have a material impact on the Company’s financial statement.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2024.

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

The Company generates revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for our medical research customers using our proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to our customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer specification(s) from a supplier, on a “best efforts” basis, for our customer at the agreed price per specimen as indicated in the customer contract with the Company. The Company does not currently charge suppliers or customers for the use of our proprietary software. Each customer will execute a material and data use agreement with the Company or agrees to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

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

The Company has evaluated principal versus agent considerations as part of our revenue recognition policy. The Company has concluded that we act as principal in the arrangement as we manage the procurement process from beginning to end and determine which suppliers will be used to fulfill an order, usually take physical possession of the specimens, set prices for the specimens, and bear the responsibility for customer credit risk.

The Company recognizes revenue over time, as we have created an asset with no alternative use to the Company and has an enforceable right to payment for performance completed to date. At contract inception, the Company reviews a contract and related order upon receipt to determine if the specimen ordered has an alternative use by us. In the rare circumstances where specimens do have an alternative future use, our performance obligation is satisfied at the time of shipment. Generally, specimens ordered do not have an alternative future use to the Company and the performance obligation is satisfied when the related specimens are accessioned. The Company uses an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned.

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

Once a specimen that has no alternative future use, and for which we have an enforceable right to payment, has been accessioned, we record the offset to revenue in accounts receivable -- unbilled. Once the specimen has been shipped and invoiced, a reclassification is made from accounts receivable -- unbilled to accounts receivable.

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

The following table summarizes the Company’s revenue for the years ended December 31:

	2021	2020
Specimens – contracts with customers	$10,944,255	$8,086,324
Shipping and other	191,048	97,782
Revenue	$11,135,303	$8,184,106

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of December 31, 2021, and 2020, the Company had an allowance for doubtful accounts of $269,170 and $108,096, respectively.

The Company applies the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs incurred are included in cost of revenue.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the costs and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is credited or charged to income in the statement of operations. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the respective assets. A summary of estimated useful lives is as follows:

Asset category	Estimated Useful Life
Website	3 years
Computer equipment and purchased software	5 years
Equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life of asset or lease term

Major improvements are capitalized while replacement, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

Internally Developed Software, net

The Company capitalizes certain internal and external costs incurred during the application development stage of internal-use software projects until the software is ready for its intended use. Amortization of the asset commences when the software is complete and placed into service and is recorded in operating expenses. The Company amortizes completed internal-use software over its estimated useful life of five years on a straight-line basis. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are classified as technology and are expensed to operations as incurred.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment and internal-use software. No impairment charges were recorded for the years ended December 31, 2021 and 2020.

Debt Issuance Costs

Debt issuance costs are recorded net against the related debt and amortized to interest expense over the life of the related debt. During the years ended December 31, 2021 and 2020, amortized debt issuance costs of $875,293 and $9,185 respectively, were recorded as a component of interest expense.

Cost of Revenue

Cost of revenue primarily consists of the purchase price to acquire specimens from hospitals and laboratories; inbound and outbound shipping costs; supply costs related to samples; payment processing and related transaction costs; and costs paid to the supply sites to support sample collections. Shipping costs upon receipt of products from suppliers are recognized in cost of revenue. For the year ended December 31, 2021, the Company acquired approximately 11%, 11%, 10% and 10% of specimens from four vendors. For the year ended December 31, 2020, the Company acquired approximately 21% of specimens from one vendor.

Technology

Technology costs include payroll and related expenses for employees involved in the development and implementation of iSpecimen’s technology; software license and system maintenance fees; outsourced data center costs; data management costs; depreciation and amortization; and other expenses necessary to support technology initiatives. Collectively, these costs reflect the investments the Company makes in order to offer a wide variety of products and services to customers. Technology and data costs are generally expensed as incurred.

A portion of technology costs are related to research and development. Costs incurred for research and development are expensed as incurred, except for software development costs that are eligible for capitalization. Research and development costs primarily include salaries and related expenses, in addition to the cost of external service providers. For the years ended December 31, 2021, and 2020, research and development costs totaled $295,305 and $319,235, respectively.

Sales and Marketing

Sales and marketing costs primarily consist of payroll and related expenses for personnel engaged in marketing and selling activities, including salaries and sales commissions; travel expenses; public relations and social media costs; ispecimen.com website development and maintenance costs; search engine optimization fees; advertising costs; direct marketing costs; trade shows and events fees; marketing and customer relationship management software; and other marketing-related costs. Advertising expenses consist primarily of marketing, public relations, and promotional materials. Advertising costs are expensed as incurred and totaled $229,223 and $111,304 for the years ended December 31, 2021 and 2020, respectively.

Supply Development

The Company has agreements with supply partners that allow the Company to procure specimens from them and distribute these samples to customers. Supply development costs primarily include payroll and related expenses for personnel engaged in the development and management of this supply network; related travel expenses; regulatory compliance costs to support the network; and other supply development and management costs.

Fulfillment

Fulfillment costs primarily consist of those costs incurred in operating and staffing operations and customer service teams, including costs attributable to assess the feasibility of specimen requests; creating and managing orders; picking non-capitalizable, packaging, and preparing customer orders for shipment; responding to inquiries from customers; and laboratory equipment and supplies.

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses for human resources, legal, finance, and executive teams; associated software licenses; facilities and equipment expenses, such as depreciation and amortization expense and rent, outside legal expenses, insurance costs, and other general and administrative costs.

Share-Based Compensation

The Company records share-based compensation for options granted to employees, non-employees, and to members of the board of directors for their services on the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of its common stock.

Subsequent to the IPO, the fair value of the Company's common stock was equal to the closing price on the specified grant date.

Prior to the IPO, in order to determine the fair value of the Company’s common stock, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. The fair value of the Company’s common stock was estimated to be $3.83 at December 31, 2020. The Company conducted multiple valuations throughout the year ended December 31, 2020 and the estimate of the fair value of the Company’s common stock ranged from $0.39 and $3.83 as a result of the changes in the factors described above.

Restricted Stock Units (RSUs)

The Company recognizes share-based compensation expense from restricted stock units (RSUs) ratably over the specified vesting period. The fair value of RSUs is determined to be the closing share price of the Company's common stock on the grant date.

Income Taxes

The Company provides for income taxes using the asset and liability method. The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

The Company does not have any material uncertain tax positions for which reserves would be required. The Company will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Deferred Offering Costs

Deferred offering costs are included in prepaid and other current assets and consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the planned initial public offering. The Company had approximately $265,000 of deferred offering costs related to the IPO which were recorded in other current assets on the balance sheet as of December 31, 2020.

On June 21, 2021, the Company consummated its IPO; accordingly, the Company recognized deferred initial public offering costs of approximately $0.6 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. The Company recorded approximately $2.3 million of offering costs in additional paid-in capital in connection with the IPO. Accordingly, there were no deferred offering costs as of December 31, 2021.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted- average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, the potential impact of shares to be issued upon conversion of Series A, Series A-1 and Series B preferred stock, stock options, and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The table below provides total shares outstanding, as of December 31:

	2021	2020
Shares issuable upon conversion of preferred stock	—	1,291,012
Shares issuable upon vesting of restricted stock units	282,417	—
Shares issuable upon exercise of stock options	255,147	251,847
Shares issuable upon exercise of PIPE Warrant to purchase common stock	1,312,500	—
Shares issuable upon exercise of Lender Warrant to purchase common stock	12,500	23,309
Shares issuable upon exercise of Underwriter Warrants to purchase common stock	90,000	—

3.FACTORING OF ACCOUNTS RECEIVABLE

On January 1, 2021, the Company entered into a factoring agreement (the “Factoring Agreement”) with Versant Funding LLC (“Versant”), in which the Company agreed to sell a minimum of $1.2 million of its accounts receivable without recourse, and which the Company granted Versant a security interest in substantially all of the Company's assets, in accordance with the terms of the Factoring Agreement. On June 30, 2021, the Company terminated the Factoring Agreement paying Versant $139,374 in settlement of its balance payable to Versant pursuant to the Factoring Agreement. Upon termination of the Factoring Agreement, all future payments of accounts receivable shall be made directly to the Company. In July 2021, the Company received notice from Versant regarding an additional amount owed in relation to past factored receivables, resulting in an additional $214,497 payment to Versant.

During the year ended December 31, 2021,  net receivables sold under the Factoring Agreement was approximately $3.4 million. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to Versant, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by our customer(s). Information on accounts receivable identified for factoring are provided and verified by Versant prior to being accepted for factoring. Pursuant to the Factoring Agreement, the factoring fees range from 2.5% to 15% of the purchase price of the accounts receivable based on the age of the accounts receivable when collected. The Company is also charged for certain reimbursable administrative fees incurred on its behalf for the management of the program. The sales of accounts receivable in accordance with the factoring arrangements are recognized as a reduction of accounts receivable, net in the balance sheet.

Factoring fees paid under these arrangements totaled approximately $298,000 for the year ended December 31, 2021 which were recorded in general and administrative expenses in the statements of operations.

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:

	2021	2020
Website	$107,927	$105,376
Computer equipment and purchased software	84,588	84,589
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	24,935	24,935
Total property and equipment	340,083	337,533
Accumulated depreciation	(307,302)	(261,944)
Total property and equipment, net	$32,781	$75,589

Depreciation expense for property and equipment was $45,358 and $44,758 for the years ended December 31, 2021 and 2020, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During 2021 and 2020, the Company capitalized $1,035,367 and $1,102,186, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $958,639 and $774,929 of amortization expense associated with capitalized internally developed software costs during the years ended December 31, 2021, and 2020, respectively. Accumulated amortization associated with capitalized internally developed software costs as of December 31, 2021, and 2020 was $3,833,904 and $2,875,264, respectively.

6.DEBT

Note Payable

In May 2020, the Company applied for and received $783,008 in unsecured loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Under the terms of the promissory note (the “PPP Note”) and the PPP Loan, interest accrues on the outstanding principal at the rate of 1% per annum. Interest expense under the PPP Loan amounted to $279 and $5,127 for the years ended December 31, 2021 and 2020, respectively.

The Company received full forgiveness of all outstanding principal of, and accrued and unpaid interest on the PPP Loan as of January 13, 2021. The forgiveness of the PPP Loan qualified for debt extinguishment and as a result, the outstanding principal and accrued and unpaid interest on the PPP Loan was recorded as a net gain on extinguishment of the PPP Loan totaling $788,156 for the year ended December 31, 2021 and the debt was eliminated from the Company's balance sheet.

Related Party Convertible Notes Payable

During 2017 and 2018, the Company issued Related Party Convertible Promissory Notes (the “Convertible Notes”) to related parties totaling $5,500,000. The Convertible Notes bear interest at a rate of six percent (6%) per annum, without compounding. The Convertible Notes are convertible into shares of the Company’s preferred stock, upon the following: (i) a new permanent equity financing yielding gross proceeds of in excess of $10,000,000, including conversion of the outstanding principal of the Convertible Notes (a “Qualified Equity Financing”), (ii) achievement of positive free  flow from operations on a quarterly basis for the two consecutive quarters ending

90 days prior to the maturity date, (iii) an acquisition, or (iv) upon election of the holders of the majority of the aggregate principal outstanding (the “Majority Lenders”). Preferred stock issued on conversion shall be shares of the Company’s stock that have substantially the same rights and preferences as the Company’s Series B Preferred Stock or that which is issued in such Qualified Equity Financing, depending on the applicable conversion event. The conversion rate shall be equal to the issue price of the IPO Stock (as defined by) less a thirty percent (30%) discount.

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

Interest expense on the Convertible Notes totaled $156,411 and $330,904 for the years ended December 31, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Convertible Notes totaled $0 and $9,189 at December 31, 2021 and December 31, 2020, respectively.

Debt discounts on the Convertible Notes totaled $0 and $0 for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, amortization of debt discounts amounted to $1,088 and $141,628, respectively.

Conversion of Convertible Notes Payable

In connection with the consummation of the IPO, the Company converted all $5,491,663 of its outstanding principal and all unpaid and accrued interest of $1,257,066 of the Convertible Notes into 1,206,614 shares of common stock on June 21, 2021 at a conversion price of $5.60 per share. As of December 31, 2021, there were no Convertible Notes outstanding. The Company incurred an approximate $260,000 loss on conversion of the Convertible Notes during the year ended December 31, 2021.

Bridge Financing

From 2018 through 2021, the Company issued Secured Promissory Notes (the “Bridge Notes”) to new investors and existing stockholders in an amount of $7,000,000 to finance the Company’s interim working capital needs. Of this amount, $1,905,000 was issued to related parties (“Related Party Bridge Notes”). The Bridge Notes, including the Related Party Bridge Notes, have identical terms.

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

On March 15, 2021, the Company entered into a Fifth Amendment (the "Amendment") to the Note Subscription Agreements and Secured Promissory Notes. The Bridge Notes are hereafter referred to as the "Amended Bridge Notes".

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

Repayments shall first be applied to the adjusted outstanding interest due in cash to the holders of the Amended Bridge Notes. The residual value shall be next applied to the adjusted outstanding principal (the “Principal Repayment Proceeds”). The remaining cash repayment shall be calculated by multiplying the Principal Repayment Proceeds by a fraction, the numerator of which is equal to the adjusted principal repayment amount of such note holder, and the denominator of which is equal to the total adjusted outstanding principal to all note holders. In no event shall any cash payment be made to any note holder exceed the sum of the adjusted interest repayment amount plus the adjusted principal repayment amount for such note holder.

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

Interest expense on the Bridge Notes, including $320,469 and $446,660 of related party interest expense, totaled $1,014,657 and $1,607,398 for the years ended December 31, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Amended Bridge Notes totaled $0 and $5,771 as of December 31, 2021 and 2020, respectively.

Amortization of the debt discount on the Amended Bridge Notes totaled approximately $869,600 and $136,185 for the years ended December 31, 2021 and 2020, respectively.

Conversion of Bridge Notes

Upon the completion of the IPO, the Company converted $4,000,000 of its outstanding principal and accrued interest of $717,646 of the Bridge Notes, as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. The Company recognized a gain on the conversion of $9,746.

The conversion of the Amended Bridge Notes and Convertible Notes upon the consummation of the IPO resulted in an increase in total stockholder's equity of $16,392,344. The components of this non-cash transaction are as follows for the year ended December 31, 2021:

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

During the third quarter of 2021, the Company paid off remaining principal of $3,000,000 and accrued interest of $64,110. As of December 31, 2021, there were no Bridge Notes outstanding.

Term Loan

On August 13, 2021 (the "Closing Date"), the Company entered into a Term Loan with Western Alliance Bank (the "Lender") in the amount of $3,500,000 for working capital needs. The Company has the option to request an additional advance in the amount of $1,500,000, which the Company has not yet borrowed as of December 31, 2021. The additional advance of $1,500,000 is available to the Company during the "Draw Period," which is defined in the Term Loan as the "period commencing on the Closing Date and ending the earlier to occur of (a) February 13, 2023, and (b) an Event of Default." The Term Loan bears interest at a rate equal to three-quarters of one percent (0.75%) above the Prime Rate. As of December 31, 2021, the interest rate on the Term Loan is 4.00% which is equal to 0.75% above the Prime Rate of 3.25%.   Interest is due and payable on the tenth (10th) calendar day of each month during the term of the Term Loan. The Term Loan principal is payable in thirty (30) equal monthly installments, plus accrued interest, beginning on March 10, 2023, and continuing on the same day of each month through August 10, 2025 (the "Term Loan Maturity Date"), at which time all amounts shall be immediately due and payable.

The Company shall have the option to prepay all, but not less than all, of the outstanding loan balance, provided the Company a) delivers written notice to the financial institution of their election to prepay such Term Loan at least ten (10) days prior to such prepayment and b) pay, on the date of such prepayment, (1) all outstanding principal with respect to the Term Loan, plus accrued but unpaid interest, plus (2) all fees (including any late fee), and other sums, including bank expenses, if any, that shall have become due and payable.  The Lender which holds the Term Loan is granted a security interest in substantially all assets of the Company (“Collateral”). The Term Loan contains certain covenants that the Company considers usual and customary for an agreement of this type for comparable commercial borrowers, and as of December 31, 2021 we were in compliance with all Term Loan covenants.

The outstanding principal balance on the Term Loan was $3,500,000 as of December 31, 2021.

Interest expense on the Term Loan totaled $47,444 and $0 for the years ended December 31, 2021 and 2020, respectively.

Debt issuance costs totaled $81,989, comprised of a warrant to purchase 12,500 shares of common stock issued to the Lender with a fair value of $49,072 (the "Lender Warrant"), fees paid of $23,066 to the Lender and legal costs of $9,851. Amortization of the debt issuance costs related to the Term Loan, included in interest expense on the statement of operations, totaled $5,175 and $0 for the years ended December 31, 2021 and 2020, respectively.

Unamortized debt issuance costs on the Term Loan totaled $77,384 and $0 at December 31, 2021 and 2020, respectively.

As of December 31, 2021, future minimum payments related to long-term debt is as follows:

Year Ending December 31,	Amount Due
2022	$—
2023	1,166,667
2024	1,400,000
2025	933,333
Total	3,500,000
Less debt issuance cost	(77,384)
Long-term debt, net	$3,422,616

7.FAIR VALUE OF DERIVATIVE LIABILITY

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the Company’s balance sheets as of the following dates indicated:

Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability on convertible notes payable, related parties	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability on convertible notes payable, related parties	$2,373,000	$—	$—	$2,373,000
Total liabilities	$2,373,000	$—	$—	$2,373,000

The table below provides a summary of the changes in fair value of the derivative liability measured on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31:

	2021	2020
Balance, beginning of year	$2,373,000	$2,214,000
Derivative liability on bridge notes payable and bridge notes payable, related parties	3,614,000	—
(Gain) loss included in earnings	(1,311,700)	159,000
Write off of derivative liabilities in connection with debt conversion	(4,675,300)	—
Balance, end of year	$—	$2,373,000

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

The derivative liability on the Related Party Convertible Notes was written-off on June 21, 2021, upon the conversion of the Convertible Notes to common stock in connection with the consummation of the IPO. Immediately prior to the IPO, the derivative liability was marked to fair value resulting in a loss of $117,000 for the year ended December 31, 2021.

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

The derivative liability balance on the Amended Bridge Notes payable of $2,031,300 was written off on June 21, 2021, upon the conversion of the Amended Bridge Notes to common stock in connection with the consummation of the IPO, as the Amended Bridge Notes did not contain any further conversion features subsequent to the IPO. Immediately prior to the IPO, the derivative liability was marked to fair value. A portion of the Bridge Note holders did not elect to convert at the IPO, as a result, the Company recorded a gain of $1,630,700 for the year ended December 31, 2021.

8.COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space in Lexington, Massachusetts under a non-cancelable operating lease that was entered into in September 2012 and most recently amended on April 10, 2017. The lease requires monthly rental payments, presented by year in the table below, which escalate during the lease term and expires on February 28, 2024. The difference between straight-line rent expense and rent paid is immaterial.

Year Ending December 31,	Operating Leases
2022	$163,158
2023	165,254
2024	27,601
Total	$356,013

Rent expense for the years ended December 31, 2021 and 2020 amounted to $167,167 and $136,281, respectively.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of December 31, 2021, there was no material litigation against the Company.

9.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Pursuant to the Company's fourth amended and restated certificate of incorporation dated June 17, 2021, the Company's authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company's board of directors be issued in one or more series.

Redeemable Convertible Preferred Stock

Upon the consummation of the IPO, 1,291,012 shares of outstanding preferred stock automatically converted into 1,291,012 shares of common stock. As of December 31, 2021, there were no shares of preferred stock outstanding.

Common Stock

The Company issued 2,250,000 shares of common stock in connection with the IPO during the year ended December 31, 2021. Additionally, the Company issued 1,206,614 shares of common stock in connection with the conversion of all the Convertible Notes and accrued interest and 842,429 shares of common stock in connection with the conversion of $4.7 million of the outstanding principal and accrued interest on the Bridge Notes.

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

On December 1, 2021, the Company completed a PIPE in which the Company issued and sold 1,749,999 shares of common stock and the warrants to purchase up to an aggregate of 1,312,500 shares of common stock, at a combined purchase price of $12.00 per share for aggregate gross proceeds of approximately $21 million. The net proceeds from the PIPE were $19.6 million after deducting placement agent commissions of $1.26 million and other offering costs.

Warrants

During the year ended December 31, 2021, warrant holders exercised 17,889 warrants to purchase common stock, resulting in the issuance of 17,889 shares of common stock for total proceeds of $992. As of December 31, 2021, 5,420 warrants expired, and were not exercised.

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock, par value $0.0001 (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the registration statement. The Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of these warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs.

Lender Warrant

In connection with the Term Loan entered into on August 13, 2021, the Company issued a Lender Warrant to purchase 12,500 shares of common stock to the Lender. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant is equity-classified. As of December 31, 2021, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8.00 and a remaining weighted average time to expiration of 9.62 years.

PIPE Warrants

On December 1, 2021, the Company completed a PIPE in which the Company issued warrants to purchase up to an aggregate of 1,312,500 shares of common stock. These warrants have an exercise price of $13.00 and are immediately exercisable upon issuance and will expire on the five- and one-half-year anniversary of the issuance date.

The following assumptions were used to estimate the fair value of warrants granted using the Black-Scholes-Merton option pricing model during the years ended December 31:

	2021	2020
Assumptions:
Risk-free interest rate	0.90% - 1.30%	—%
Expected term (in years)	5.00 - 10.00	—
Expected volatility	59% - 69%	—%
Expected dividend yield	—%	—%

A summary of total warrant activity during the year ended December 31, 2021 is as follows:

			Weighted Average
			Remaining
	Options	Weighted Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2019	—	$—	—
Granted	23,309	0.06	0.75
Exercised	—	—	—
Cancelled/forfeited	—	—	—
Balance at December 31, 2020	23,309	$0.06	0.75
Granted	1,415,000	12.77	5.34
Exercised	(17,889)	0.06	—
Cancelled/forfeited	(5,420)	0.06	—
Balance at December 31, 2021	1,415,000	$9.76	5.34

10.SHARE-BASED COMPENSATION

Stock Options

As of December 31, 2021, there were 105,845 and 226,164 shares of common stock available for future grants under the Company's 2013 Stock Incentive Plan and 2021 Stock Incentive Plan, respectively.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the years ended December 31:

	2021	2020
Assumptions:
Risk-free interest rate	0.47% – 0.66%	0.30% – 1.41%
Expected term (in years)	5.81 – 5.89	5.32 – 6.14
Expected volatility	49.83% –49.98%	43.11% – 50.14%
Expected dividend yield	—%	—%

A summary of stock option activity under the 2013 Stock Incentive Plan and 2021 Stock Incentive Plans is as follows:

			Weighted Average
			Remaining
	Options	Weighted Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at January 1, 2019	224,884	$1.08	8.78	$—
Granted	43,259	1.00	—	—
Exercised	—	1.00	—	—
Cancelled/forfeited	(16,296)	4.20	—	—
Balance at December 31, 2020	251,847	$1.00	8.06	$89,100
Granted	70,164	5.74	9.34	432,520
Exercised	(55,694)	1.00	—	379,276
Cancelled/forfeited	(11,170)	1.00	—	—
Balance at December 31, 2021	255,147	$2.32	7.75	$1,550,409

Options exercisable at December 31, 2021	179,711	$1.12	7.04	$1,219,964

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The total intrinsic value of stock options exercised was approximately $379,276 and $0 and during the year ended December 31, 2021 and 2020, respectively.

The weighted-average grant date fair value of stock options issued in the years ended December 31, 2021 and 2020 was $3.94 and $0.55, respectively. The Company recorded compensation expense as follows for years ended December 31, 2021 and 2020:

	2021	2020
Operating expenses:
General and administrative	$257,005	$38,367
Sales and marketing	55,035	8,216
Fulfillment	41,482	6,193
Supply development	8,138	1,215
Technology	260,404	38,875
Total	$622,064	$92,866

A total of $432,520 of unamortized compensation expense at December 31, 2021, will be recognized over the remaining requisite service period of 2.4 years. During 2021 and 2020, the Company received proceeds of $58,648 and $0 from the exercise of stock options, respectively.

2021 Stock Incentive Plan

On June 16, 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan (“the 2021 Plan”). The 2021 Plan was adopted to enhance our ability to attract, retain and motivate employees, officers, directors, consultants and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, restricted stock units and other stock-based awards. The Company's Board of Directors, or any committee to which the Board of Directors delegates such authority, has the sole discretion in administering, interpreting, amending or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 608,000 shares of the Company's common stock, and the 2021 Plan was made effective with the completion of the IPO. During the year ended December 31, 2021, 381,836 equity awards were issued from the 2021 Plan.

Restricted Stock Units

During the year ended December 31, 2021, the Company granted 127,350 restricted stock units to employees, resulting in recognition of the following expense :

2021
Operating expenses:
General and administrative	$6,453
Fulfillment	21,824
Sales and marketing	25,686
Supply development	13,304
Technology	18,290
Total	$85,557

These restricted stock units are subject to one-year cliff vesting, with 25% of the restricted stock units vesting on the first anniversary of issuance. The remaining restricted stock units vest quarterly over a three-year period. As of December 31, 2021, unrecognized stock-based compensation expense related to the unvested employee restricted stock units was $845,933 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.52 years.

During July 2021, the Company granted 189,396 restricted stock units to members of the executive team, resulting in expense of $394,555 recorded in general and administrative expense and technology. These restricted stock units are subject to a four year vesting period, with 20% of the units vesting immediately upon issuance. The remaining restricted stock units vest annually over a four-year period. As of December 31, 2021, unrecognized stock-based compensation expense related to the unvested restricted stock units was $806,216 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.47 years.

During July 2021, the Company granted 12,500 restricted stock units to board directors, resulting in expense of $33,121 recorded in general and administrative expense and technology. These restricted stock units vest quarterly over a one-year period. As of December 31, 2021, unrecognized stock-based compensation expense related to these unvested restricted stock units was $45,379 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 0.50 years.

During the year ended December 31, 2020, no restricted stock units were granted by the Company, nor were there any outstanding.

	Options	Weighted Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2020	—	$—
Granted	329,246	6.71
Vested	(44,129)	6.33
Forfeited	(2,700)	6.34
Unvested Balance at December 31, 2021	282,417	$6.78

Performance Stock Units

During July 2021, the Company issued 47,349 performance stock units to four members of the executive team pursuant to each executive's employment agreement executed in connection with the IPO. The performance stock units are subject to certain performance conditions relating to certain revenue and cost of revenue metrics to be determined at the beginning of each fiscal year within the four year vesting period. In year one of the four-year vesting period, the Company was not able to predict the likelihood of achieving the targets pursuant to the metrics in each of the executives' employment agreements, and therefore no stock compensation expense was recognized for the year ended December 31, 2021.

11.INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2021 and 2020 due to the Company’s operating losses and a full valuation allowance on deferred tax assets.

The Company completed research and development studies covering all tax years currently under the applicable statute of limitations. The benefits of the study are reflected in the 2021 and 2020 financial statements as a tax credit receivable in the amount of approximately $141,000 and $179,000, respectively.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2021	2020
Deferred tax assets:
Operating loss carryforwards	$7,775,000	$6,600,000
Research and development tax credit	850,000	700,000
Other	325,000	700,000
Total deferred tax assets	8,950,000	8,000,000
Deferred tax liability:
Intangibles	(300,000)	(250,000)
Total deferred tax liabilities	(300,000)	(250,000)
Net deferred tax assets before valuation allowance	8,650,000	7,750,000
Valuation allowance	(8,650,000)	(7,750,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance against the deferred tax assets as it has incurred significant losses since its inception. Management currently believes that it is more likely than not that the deferred tax assets will not be realized in the future. The change in the valuation allowance during 2021 was an increase of $900,000.

At December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $30,300,000 of which approximately $13,000,000 expire at various periods through 2037 and approximately $17,300,000 can be carried forward indefinitely. The Company also had state NOL carryforwards of approximately $22,400,000 that expire at various periods through 2041. At December 31, 2021, the Company had federal and state tax credits of approximately $850,000 available for future periods that expire at various periods through 2041. Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company's NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

The Company applies the standards on uncertainty in income taxes. The Company did not have any significant unrecognized tax benefits during the year ended December 31, 2020. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The following represents a reconciliation of the statutory income tax rates to the effective rates at December 31:

	2021	2020
Reconciliation to statutory rates
Expected federal income taxes benefit at statutory rates	(21.0)%	(21.0)%
Expected state tax benefit at statutory rates, net of federal benefit	(8.0)	(8.0)
Change in valuation allowance	25.7	29.0
Forgiveness of PPP Loan	3.3	—
Income tax expense (benefit)	—%	—%

12.EMPLOYEE BENEFITS PLAN

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all eligible employees. The 401(k) Plan allows participants to defer a portion of their annual compensation subject to certain Internal Revenue Service limitations. The Company may make matching contributions and additional profit-sharing contributions at its discretion. The Company has not made any matching contributions to the 401(k) Plan during the years ended December 31, 2021 and 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s report on internal controls over financial reporting.  This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item and not set forth below will be set forth in the sections headed Election of Directors and Executive Officers contained in our definitive Proxy Statement to be filed with the SEC within 120 days after the conclusion of our year ended December 31, 2021 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer, principal accounting officer, or persons performing similar functions. A copy of the code is posted on our website, www.ispecimen.com. In addition, we post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information contained on, or that can be accessed through, our website is not part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Item 11. Executive Compensation

The information required by this item will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management and Executive and Director Compensation contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section headed “Certain Relationships and Related Party Transactions” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the section headed “Principal Accounting Fees and Services” in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements - We have filed the following documents in Item 8 of this Annual Report:

2.	Financial Statement Schedules - All other schedules are omitted because they are not required, or the required information is included in the financial statements or notes thereto.
3.	Exhibits - For a list of exhibits filed with this Annual Report, refer to the exhibit index below. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
4.2	Warrant to Purchase Stock – Western Alliance Bank (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K with the SEC on August 16, 2021).
4.3*	Description of Securities.
10.1	Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
10.2	Lender Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
10.3

Securities Purchase Agreement, dated November 28, 2021, by and between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 29, 2021).

10.4

Registration Rights Agreement, dated November 28, 2021, by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on November 29, 2021).

10.5

Placement Agency Agreement, dated November 28, 2021, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on November 29, 2021).

10.6	iSpecimen Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.7	iSpecimen Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.8

Form of Indemnification Agreement, by and between the Company and certain directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.9

Form of Confidentiality, Non-Competition And Assignment Agreement, by and between iSpecimen Inc. and each of its employees (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.10	Lease between the Company and Bedford Street LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.11	Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.12	Capital Commitment Agreement, dated September 1, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.13

Form of Series B Preferred Stock Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.14

Form of Investors’ Rights Agreement for Series A-1 Preferred Stock and Series B Preferred Stock Investors (incorporated by reference to Exhibit 10.9 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.15	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.16	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.17

Unsecured Convertible Promissory Note, dated December 29, 2017, issued by the Company to Anna-Maria and Stephen Kellen Foundation, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.18

Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated August 3, 2018, by and among the Company, Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.19

Second Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated May 1, 2019, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.20

Third Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated November 15, 2019, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.21

Fourth Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated September 19, 2020, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.22	Form of Note Subscription Agreement for Secured Bridge Debt (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.23	Form of Secured Promissory Note for Secured Bridge Debt (incorporated by reference to Exhibit 10.18 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.24

First Amendment to Note Subscription Agreements and Secured Promissory Notes, dated May 1, 2019, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.19 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.25

Second Amendment to Note Subscription Agreements and Secured Promissory Notes, dated November 15, 2019, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.20 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.26

Third Amendment to Note Subscription Agreements and Secured Promissory Notes, dated June 15, 2020, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.21 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.27

Fourth Amendment to Note Subscription Agreements and Secured Promissory Notes, dated October 1, 2020, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.22 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.28

Fifth Amendment to Note Subscription Agreements and Secured Promissory Notes, dated March 15, 2021, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.23 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).

10.29

iSpecimen Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, with the SEC on August 10, 2021).

10.30

Executive Employment Agreement by and between the Company and Christopher lanelli (incorporated by reference to Exhibit 10.25 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).

10.31	Executive Employment Agreement by and between the Company and Jill Mullan (incorporated by reference to Exhibit 10.26 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.32

Executive Employment Agreement by and between the Company and Tracy Curley (incorporated by reference to Exhibit 10.27 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).

10.33	Employment Agreement by and between the Company and Benjamin Bielak (incorporated by reference to Exhibit 10.28 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.34

Factoring Agreement, dated January 1, 2021, by and between iSpecimen Inc. and Versant Funding, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).
23.1*	Consent of Wolf & Company, P.C.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith.

**Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2022.

iSPECIMEN, INC.

By:	/s/ Christopher Ianelli
Christopher Ianelli
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Christopher Ianelli	Chief Executive Officer, President,
Christopher Ianelli	and Director
(Principal Executive Officer)

/s/ Jill Mullan	Chief Operating Officer, Secretary and Director
Jill Mullan

/s/ Tracy Curley	Chief Financial Officer and Treasurer
Tracy Curley	(Principal Financial and Accounting Officer)

/s/ Andrew L. Ross
Andrew L. Ross /s/ George “Bud” Scholl	Chairman of the Board
George “Bud” Scholl	Director

/s/ Steven Gullans
Steven Gullans /s/ John L. Brooks III	Director
John L. Brooks III /s/ Margaret H. Lawrence	Director
Margaret H. Lawrence	Director