Form 10-Q
period 2022-03-31
iSpecimen Inc.
filed 2022-05-10
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 9, 2022, there were 8,817,983 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$26,099,178	$27,738,979
Accounts receivable – unbilled	1,258,515	1,739,020
Accounts receivable, net of allowance for doubtful accounts of $184,837 and $269,170 at March 31, 2022 and December 31, 2021, respectively	2,356,688	3,002,442
Prepaid expenses and other current assets	295,750	327,035
Tax credit receivable, current portion	140,873	140,873
Total current assets	30,151,004	32,948,349
Property and equipment, net	28,069	32,781
Internally developed software, net	2,783,810	2,710,867
Operating lease right-of-use asset	296,832	—
Security deposits	27,601	27,601
Total assets	$33,287,316	$35,719,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281,494	$832,678
Accrued expenses	1,039,974	1,009,803
Accrued interest	8,167	8,167
Operating lease current obligation	150,007	—
Deferred revenue	567,321	654,746
Total current liabilities	2,046,963	2,505,394
Operating lease long-term obligation	147,375	—
Term loan, net of debt discount	3,425,664	3,422,616
Total liabilities	5,620,002	5,928,010

Commitments and contingencies (See Note 6)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 8,845,283 issued, and 8,814,283 outstanding at March 31, 2022 and 8,764,479 issued and 8,733,479 outstanding at December 31, 2021	881	873
Additional paid-in capital	68,069,749	67,810,289
Treasury stock, 31,000 shares at March 31, 2022 and December 31, 2021, at cost	(172)	(172)
Accumulated deficit	(40,403,144)	(38,019,402)
Total stockholders’ equity	27,667,314	29,791,588
Total liabilities and stockholders’ equity	$33,287,316	$35,719,598

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$2,518,660	$2,963,807
Operating expenses:
Cost of revenue	1,165,917	1,623,651
Technology	527,522	409,951
Sales and marketing	747,432	529,387
Supply development	182,070	111,576
Fulfillment	443,794	269,096
General and administrative	1,810,313	962,790
Total operating expenses	4,877,048	3,906,451

Loss from operations	(2,358,388)	(942,644)

Other income (expense), net
Interest expense	(38,048)	(853,147)
Interest income	12,654	47
Other expense, net	40	(3,732)
Loss on extinguishment of bridge notes and bridge notes, related parties	—	(2,750,171)
Gain on extinguishment of note payable	—	788,156
Change in fair value of derivative liability on convertible notes	—	(154,000)
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	(48,000)
Other expense, net	(25,354)	(3,020,847)

Net loss	$(2,383,742)	$(3,963,491)

Net loss per share - basic and diluted	$(0.27)	$(4.23)

Weighted average shares of common stock outstanding - basic and diluted	8,765,437	936,213

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588
Share-based compensation expense	3,125	—	—	—	184,191	—	184,191
Issuance of common stock through exercise of stock options	77,679	8	—	—	75,269	—	75,277
Net loss	—	—	—	—	—	(2,383,742)	(2,383,742)
Balance at March 31, 2022	8,814,283	$881	31,000	$(172)	$68,069,749	$(40,403,144)	$27,667,314

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months Ended March 31, 2021
	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,779,698	$(29,057,587)	$(27,277,967)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	22,036	—	22,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,963,491)	(3,963,491)
Balance at March 31, 2021	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,801,734	$(33,021,078)	$(31,219,422)

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,383,742)	$(3,963,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	184,191	22,036
Amortization of internally developed software	266,219	235,229
Depreciation of property and equipment	4,712	11,130
Bad debt expense	165,097	20,652
Amortization of debt issuance costs on Term Loan	3,048	—
Loss on extinguishment on bridge notes	—	2,750,171
Gain on extinguishment on note payable	—	(788,156)
Amortization of discount on bridge notes	—	289,867
Change in fair value of derivative liabilities	—	202,000
Amortization of discount and debt issuance costs on convertible notes	—	1,088
Change in operating assets and liabilities:
Accounts receivable – unbilled	480,505	(426,973)
Accounts receivable	480,657	925,544
Due from factor	—	(495,735)
Prepaid expenses and other current assets	31,285	(10,155)
Operating lease right-of-use asset	36,291	—
Accounts payable	(551,184)	299,130
Accrued expenses	30,171	308,410
Accrued interest	—	562,193
Operating lease liability	(35,741)	—
Deferred revenue	(87,425)	(69,189)
Net cash used in operating activities	(1,375,916)	(126,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(339,162)	(214,534)
Net cash used in investing activities	(339,162)	(214,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	75,277	—
Net cash provided by financing activities	75,277	—

Net decreases in cash	(1,639,801)	(340,783)
Cash at beginning of period	27,738,979	695,909
Cash at end of period	$26,099,178	$355,126

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets	$333,123	$—
Derivative liability for embedded conversion features on convertible notes issued	$—	$3,614,000

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

1.NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business

iSpecimen Inc. (“iSpecimen” or the “Company”) was incorporated in 2009 under the laws of the state of Delaware. The Company has developed and launched a proprietary online marketplace platform that connects medical researchers who need access to subjects, samples, and data, with hospitals, laboratories, and other organizations who have access to them. iSpecimen is a technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biofluids, tissues, and living cells (“biospecimens”) for their research, with biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. The Company’s proprietary platform, the iSpecimen Marketplace platform, is designed to solve this problem and transform the biospecimen procurement process to accelerate medical discovery. The Company is headquartered in Lexington, Massachusetts and its principal market is North America. The Company operates as one operating and reporting segment.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Liquidity and Going Concern

The Company has recognized recurring losses and as of March 31, 2022, the Company had working capital of $28,104,041, an accumulated deficit of $40,403,144, cash of $26,099,178 and accounts payable and accrued expenses of $1,321,468. Management believes that the Company's existing cash, which include the net proceeds from the Company’s initial public offering in June 2021 (the “IPO”) , the Term Loan (defined below), and the PIPE (defined below) will allow the Company to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond May 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.

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

The COVID-19 outbreak has continued to impact the Company’s operations during the three months ended March 31, 2022 and 2021. In response to the COVID-19 outbreak, the Company initially implemented measures to help stabilize revenue as well as measures to reduce costs. To stabilize revenue, the Company added COVID-19 samples to its product line to support growing research in this area

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

and also implemented mobile phlebotomy to more easily access research subjects. Cost saving measures included the elimination of non-essential travels and in-person training activities, the deferral of certain planned expenditures, and the furlough of a small number of employees in August 2020. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company expects this matter to continue to have an impact on its results of operations, financial condition, and liquidity. However, the extent of the financial impact and the duration cannot be reasonably estimated at this time.

Impact of Russia’s Invasion of Ukraine on the Company’s Operations

The Company’s business was negatively impacted during the first quarter of 2022 by Russia’s invasion of Ukraine. At the start of the conflict, the Company had approximately $1 million of purchase orders that were slated to be fulfilled by the Company’s supply network in Ukraine and Russia. This supply network shut down quickly at the start of the conflict. Ukrainian suppliers were disabled due to conflict conditions and evacuations and Russian suppliers were disabled by sanctions. While the Company mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders. The Company believes that it has successfully resourced the purchased orders from different suppliers.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of Russian’s invasion of Ukraine on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s annual report on Form 10-K for the year ended December 31, 2021. There were no significant changes to these accounting policies during the three months ended March 31, 2022.

Use of Estimates

The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its common stock and warrants, deferred tax valuation allowances, revenue recognition, share-based compensation, and accrued expenses amongst others. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of March 31, 2022 and December 31, 2021 because of their short-term nature.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue using the five-step approach as follows: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the Company satisfies the performance obligations.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

The following table summarizes the Company’s revenue for the three months ended March 31:

	2022	2021
Specimens – contracts with customers	$2,372,386	$2,947,295
Shipping and other	146,274	16,512
Revenue	$2,518,660	$2,963,807

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of March 31, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of $184,837 and $269,170, respectively.

The Company applies the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs incurred are included in cost of revenue.

Internally Developed Software, Net

The Company capitalizes certain internal and external costs incurred during the application development stage of internal-use software projects until the software is ready for its intended use. Amortization of the asset commences when the software is complete and placed into service and is recorded in operating expenses. The Company amortizes completed internal-use software over its estimated useful life of five years on a straight-line basis. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are classified as technology costs and are expensed to operations as incurred.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment and internal-use software. No impairment charges were recorded for the three months ended March 31, 2022 and 2021.

Share-Based Compensation

The Company records share-based compensation for options granted to employees, non-employees, and to members of the board of directors for their services on the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of Company-specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. The

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards.

The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of its common stock.

Subsequent to the IPO, the fair value of the Company's common stock was equal to the closing price on the specified grant date.

Prior to the IPO, in order to determine the fair value of the Company’s common stock, the Company considered, among other things, contemporaneous valuations of the Company’s common stock, the Company’s business, financial condition and results of operations, including related industry trends affecting its operations; the likelihood of achieving a liquidity event, such as an initial public offering, or sale, given prevailing market conditions; the lack of marketability of the Company’s common stock; the market performance of comparable publicly traded companies; and U.S. and global economic and capital market conditions. The fair value of the Company’s common stock was estimated to be $3.83 per share at March 31, 2021.

Restricted Stock Units

The Company recognizes share-based compensation expense from restricted stock units (the “RSUs”) ratably over the specified vesting period. The fair value of RSUs is determined to be the closing share price of the Company's common stock on the grant date.

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities, depending on the specific terms of the warrant agreement. The warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date and are considered compensatory. For additional discussion on warrants, see Note 7.

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

The table below provides common stock equivalents excluded from diluted net loss per share as of March 31:

	2022	2021
Shares issuable upon conversion of preferred stock	—	1,291,012
Shares issuable upon vesting of RSUs	291,167	—
Shares issuable upon exercise of stock options	176,142	265,102
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	1,312,500	—
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	12,500	23,309
Shares issuable upon exercise of Underwriter Warrants (defined below) to purchase common stock	90,000	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company adopted this new standard as of January 1, 2022, but it did not have a material impact on the Company’s financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASU 2016-02”), which requires lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

In June 2020, the FASB issued ASU No. 2020-05 (“ASU 2020-05”) which pushed back the effective date of the adoption of ASC 842 one year for private and not-for-profit entities that did not issue or serve as conduit bond obligors and had not yet adopted the standard. The new effective date was for fiscal year periods beginning after December 15, 2021.

The Company adopted ASU 2016-02 effective January 1, 2022 using the Comparatives Under 840 transition method whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company elected the transition package of three practical expedients permitted within the standard, among other practical expedients which allowed the Company to carry forward prior conclusions about lease identification and classification which allows not separating lease and non-lease components and allows not recording leases with an initial term of twelve months or less on the balance sheet across all existing asset classes.

Adoption of the new standard resulted in the balance sheet recognition of additional assets of $333,000 and lease liabilities of approximately $333,000. For additional information regarding the Company’s lease arrangements, see Note 6 in the notes to unaudited condensed financial statements.

3.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	March 31,	December 31,
	2022	2021
	(unaudited)
Website	$107,927	$107,927
Computer equipment and purchased software	84,588	84,588
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	24,935	24,935
Total property and equipment	340,083	340,083
Accumulated depreciation	(312,014)	(307,302)
Total property and equipment, net	$28,069	$32,781

Depreciation expense for property and equipment was $4,712 and $11,130 for the three months ended March 31, 2022 and 2021, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4.INTERNALLY DEVELOPED SOFTWARE, NET

During the three months ended March 31, 2022 and 2021, the Company capitalized $339,162 and $214,534, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of software costs, payroll and payroll-related costs for the Company’s employees. The Company recognized $266,219 and $235,229 of amortization expense associated with capitalized internally developed software costs during the three months ended March 31, 2022 and 2021, respectively.

5.DEBT

Term Loan

On August 13, 2021 (the "Closing Date"), the Company entered into a Loan and Security Agreement (“Term Loan”) with Western Alliance Bank (the "Lender") in the amount of $3,500,000 for working capital needs. The Company has the option to request an additional advance in the amount of $1,500,000, which the Company had not yet borrowed as of March 31, 2022. The additional advance of $1,500,000 is available to the Company during the draw period commencing on the Closing Date and ending the earlier to occur of (a) February 13, 2023, and (b) an event of default. The Term Loan bears interest at a rate equal to three-quarters of one percent (0.75%) above the Prime Rate. As of March 31, 2022, the interest rate on the Term Loan was 4.00% which was equal to 0.75% above the Prime Rate of 3.25%. Interest is due and payable on the tenth (10th) calendar day of each month during the term of the Term Loan. The Term Loan principal is payable in thirty (30) equal monthly installments, plus accrued interest, beginning on March 10, 2023, and continuing on the same day of each month through August 10, 2025 (the "Term Loan Maturity Date"), at which time all amounts shall be immediately due and payable.

The Company shall have the option to prepay all, but not less than all, of the outstanding loan balance, provided the Company a) delivers written notice to the financial institution of their election to prepay such Term Loan at least ten (10) days prior to such prepayment and b) pay, on the date of such prepayment, (1) all outstanding principal with respect to the Term Loan, plus accrued but unpaid interest, plus (2) all fees (including any late fee), and other sums, including bank expenses, if any, that shall have become due and payable. The Lender which holds the Term Loan is granted a security interest in substantially all assets of the Company (“Collateral”). The Term Loan contains certain covenants that the Company considers usual and customary for an agreement of this type for comparable commercial borrowers. As of March 31, 2022, the Company was not in compliance with one of the Term Loan covenants. See Note 10.

The outstanding principal balance on the Term Loan was $3,500,000 as of March 31, 2022, and interest expense for the three months ended March 31, 2022 was $35,000.

Debt issuance costs totaled $81,989, comprised of a warrant to purchase 12,500 shares of common stock issued to the Lender with a fair value of $49,072 (the "Lender Warrant"), fees of $23,066 paid to the Lender and legal costs of $9,851. Amortization of the debt issuance costs related to the Term Loan, included in interest expense on the statement of operations, totaled $3,048 for the period ending March 31, 2022.

Unamortized debt issuance costs on the Term Loan totaled $74,336 and $77,384 as of March 31, 2022, and December 31, 2021, respectively.

As of March 31, 2022, future minimum payments due related to the Term Loan were as follows:

2022 (excluding 3 months ended March 31, 2022)	$—
2023	1,166,667
2024	1,400,000
2025	933,333
Total	3,500,000
Less debt issuance cost	(74,336)
Term Loan, net	$3,425,664

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

6.COMMITMENTS AND CONTINGENCIES

Leases

The Company has one operating lease of office space in Lexington, Massachusetts that will expire on February 28, 2024.

Leases with an initial term of twelve months or less are not recorded on the balance sheet date, and the Company does not separate lease and non-lease components of contracts. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements.

The Company’s lease agreement does not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used to discount its real estate lease liabilities. The Company used estimated incremental borrowing rates for its active real estate lease. The calculated incremental borrowing rate was 5.96%, which was calculated based on remaining lease term of 1.92 years as of January 1, 2022.

There was no sublease rental income for the three months ended March 31, 2022, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2022 (excluding three months ended March 31, 2022)	$122,631
2023	165,254
2024	27,601
Total future minimum lease payments	315,486
Less effect of discounting	(18,104)
Present value of future minimum lease payments	$297,382

Rent expense for the three months ended March 31, 2022 and 2021 amounted to $44,957 and $40,178, respectively.

Cash Flows

Supplemental cash flow information related to operating lease for the three months ended March 31, 2022 was as follows:

Non-cash operating lease expense (operating cash flow)	$36,291
Change in operating lease liabilities (operating cash flow)	$(35,741)
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right-of-use assets	$333,123

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2022, there was no material litigation against the Company.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

7.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors be issued in one or more series.

Common Stock

During the three months ended March 31, 2022, the Company issued 77,679 shares of common stock for cash exercises of options of $75,277.

Warrants

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock, par value $0.0001 (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the registration statement. The Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of these warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in period ended December 31, 2021. As of March 31, 2022, the Underwriter Warrant had not been exercised, and had a weighted average exercise price of $0.64 per share and a remaining weighted average time to expiration of 4.21 years.

Lender Warrant

In connection with the Term Loan entered into on August 13, 2021, the Company issued a Lender Warrant to Lender to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of March 31, 2022, the Lender Warrant had not been exercised, and had a weighted average exercise price of $12.06 per share and a remaining weighted average time to expiration of 9.38 years.

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,312,500 shares of common stock. These PIPE Warrants have an exercise price of $13.00 per share and are immediately exercisable upon issuance and will expire on the five- and one-half-year anniversary of the issuance date. As of March 31, 2022, the PIPE Warrants had not been exercised, and had a weighted average exercise price of $12.06 per share and a remaining weighted average time to expiration of 4.87 year.

The following assumptions were used to estimate the fair value of warrants granted using the Black-Scholes-Merton option pricing model during the three months ended March 31:

	2022	2021
Assumptions:
Risk-free interest rate	—	0.90% - 1.30%
Expected term (in years)	—	5.00 - 10.00
Expected volatility	—	59% - 69%
Expected dividend yield	—	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

A summary of warrant activity during the three months ended March 31, 2022 was as follows:

Weighted
Average
		Weighted	Remaining
	Warrants	Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2021	1,415,000	$9.76	5.34
Granted	—	—	—
Exercised	—	—	—
Cancelled/forfeited	—	—	—
Balance at March 31, 2022	1,415,000	$9.76	5.22

8.SHARE-BASED COMPENSATION

Stock Options

As of March 31, 2022, there were 112,206 and 217,414 shares of common stock available for future grants under the Company’s 2013 Stock Incentive Plan and 2021 Plan (defined below) (collectively, the “Plans”), respectively.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the three months ended March 31:

	2022	2021
Assumptions:
Risk-free interest rate	—	0.47% – 0.64%
Expected term (in years)	—	5.81 – 5.85
Expected volatility	—	49.88% –49.98%
Expected dividend yield	—	—

A summary of stock option activity under the Plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2021	255,147	$2.32	7.75	$1,550,409
Granted	—	—	—	—
Exercised	(77,679)	1.04	—	336,632
Cancelled/forfeited	(1,326)	1.00	—
Balance at March 31, 2022	176,142	$1.18	8.01	$500,420

Options exercisable at March 31, 2022	135,786	$1.25	7.09	$559,850

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The total intrinsic value of stock options exercised was approximately $336,632 during the three months ended March 31, 2022. There were no options exercised during the three months ended March 31, 2021.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The weighted average grant date fair value of stock options issued in the three months ended March 31, 2022 and 2021 was $0 and $1.77, respectively. The Company recorded stock options compensation expense as follows for the three months ended March 31:

	2022	2021
Operating expenses:
General and administrative	$26,337	$9,104
Sales and marketing	1,075	1,950
Fulfillment	825	1,469
Supply development	306	288
Technology	1,012	9,225
Total stock options expense	$29,555	$22,036

A total of $212,195 of unamortized compensation expense at March 31, 2022 will be recognized over the remaining requisite service period of 2.1 years. During the three months ended March 31, 2022, the Company received proceeds of $75,277 from the exercise of stock options.

2021 Stock Incentive Plan

On June 16, 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, RSUs and other stock-based awards. The Company's board of directors, or any committee to which the board of directors delegates such authority, has the sole discretion in administering, interpreting, amending or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 608,000 shares of the Company's common stock, and the 2021 Plan was made effective with the completion of the IPO. During the three months ended March 31, 2022, 11,000 equity awards were issued under the 2021 Plan.

Restricted Stock Units

Total recognition of RSUs expense to employees was as follows for the three months ended March 31:

2022
Operating expenses:
General and administrative	$7,932
Sales and marketing	14,167
Fulfillment	13,631
Supply development	7,196
Technology	13,400
Total RSU expense	$56,326

These RSUs are subject to one-year cliff vesting, with 25% of the RSUs vesting on the first anniversary of issuance. The remaining RSUs vest quarterly over a three-year period. As of March 31, 2022, unrecognized stock-based compensation expense related to the unvested employee RSUs was $835,347, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.40 years. During the three months ended March 31, 2021, there were no RSUs issued.

During July 2021, the Company granted 189,396 RSUs to members of the executive team. Stock compensation expense of $78,955 was recorded in general and administrative expense for the three months ended March 31, 2022. These RSUs are subject to a four-year vesting period, with 20% of the RSUs vesting immediately upon issuance. The remaining RSUs vest annually over a four-year period. As of March 31, 2022, unrecognized stock-based compensation expense related to the unvested RSUs was $727,261 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.23 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

During July 2021, the Company granted 12,500 RSUs to its directors. Stock compensation expense of $19,356 was recorded in general and administrative expense for the three months ended March 31, 2022. These RSUs vest quarterly over a one-year period. As of March 31, 2022, unrecognized stock-based compensation expense related to these unvested RSUs was $26,023 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 0.25 years.

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2021	285,542	$6.77
Granted	11,000	4.06
Vested	(3,125)	6.28
Forfeited	(2,250)	1.27
Unvested Balance at March 31, 2022	291,167	$6.68

Performance Stock Units

During July 2021, the Company issued 47,349 performance stock units (“PSUs”) to four members of the executive team pursuant to each executive's employment agreement executed in connection with the IPO. The PSUs are subject to certain performance obligations relating to certain revenue and cost of revenue metrics to be determined at the beginning of each fiscal year within the four year vesting period. In year one of the four-year vesting period, the Company was not able to predict the likelihood of achieving the targets pursuant to the metrics in each of the executives' employment agreements, and therefore no stock compensation expense was recognized for the three months ended March 31, 2022.

9.INCOME TAXES

As of March 31, 2022 and December 31, 2021, the Company had federal net operating loss carryforwards of approximately $32,500,000 and $30,300,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $19,500,000 and $17,300,000, respectively, can be carried forward indefinitely. As of March 31, 2022 and December 31, 2021, the Company had state net operating loss carryforwards of approximately $23,400,000 and $22,400,000, respectively, that expire at various periods through 2042, respectively. At March 31, 2022 and December 31, 2021, the Company had federal and state tax credits of approximately $900,000 and $850,000, respectively, available for future periods that expire at various periods through 2042. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

10.SUBSEQUENT EVENTS

Restricted Stock Units

Pursuant to the 2021 Plan, the Company granted 107,326 RSUs to employees in April 2022. Each RSU represents the right to receive one share of the Company’s common stock, subject to the terms and conditions set forth in the RSU award agreement and the 2021 Plan. The RSUs vest as follows: 25% from the one-year anniversary of the vesting start date, and then the remainder of the shares will time-vest quarterly beginning fifteen months after the vesting start date and then every three months thereafter, through the fourth yearly anniversary of the vesting start date.

Waiver of Violation of Debt Covenant

In connection with the Term Loan, on April 25, 2022, the Company became aware that an event of default by the Company had occurred by reason of the Company’s violation of a financial covenant for the three months ended March 31, 2022 (the “Event of Default”), as set forth in the Company’s Term Loan with the Lender (see Note 5).

On April 29, 2022, the Company and the Lender entered into a waiver (the “Waiver”), pursuant to which the Lender agreed to waive the Event of Default and the Company agreed to release the Lender from all its claims from the beginning of the time through and

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

including the date of the Waiver, whether they relate to the Term Loan, the covenants or any other claims that the Company ever had or currently has against the Lender.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in 2009 under the laws of the state of Delaware. Our mission is to accelerate life science research and development via a single global marketplace platform, the iSpecimen Marketplace, which connects researchers to subjects, specimens, and associated data. We are headquartered in Lexington, Massachusetts. We operate as one operating and reporting segment.

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

Researchers can search this data using our intuitive web-based user interface to obtain specimens more efficiently. They can instantly find the specific specimens they need for their studies, request quotes for these specimens or for custom collections directly from research subjects, place orders, and track and manage their specimens and associated data across projects.

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

The iSpecimen Marketplace is composed of four major functional areas: search, workflow, data, and administration and reporting. We continue to invest in the evolution of these areas to improve engagement with the platform and liquidity across it. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position the Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

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

Impact of the COVID-19 Pandemic on Our Operations

We are subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. Our management believes that the social and economic impacts could have a significant impact on future financial condition, liquidity, and results of operations, which include but are not limited to the following: (i) restrictions on in-person activities arising from shelter-in- place, or similar isolation orders, that limit our ability to procure specimens through our supply chain; (i) decline in researcher demand for specimens; and (iii) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

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

To stabilize revenue, we added COVID-19 samples to our product line to support growing research in this area and also contracted with mobile phlebotomy service providers to more easily collect specimens from research subjects who may be practicing social distancing. We received our first request for samples from patients with a prior or current COVID-19 infection on March 18, 2020, and through March 31, 2022, we fulfilled additional COVID-19 specimen requests. Because of our large, geographically diverse network with many sites around the country and the world, we were able to respond quickly to this new demand and match requests for COVID-19 specimens to sites in areas of outbreak. As a result, during the three months ended March 31, 2022 and 2021, approximately 19%, and 20%, respectively, of our total purchase orders were related to COVID-19 specimens.

While our supply sites were mostly operational as of March 31, 2022, we expect that while the pandemic lasts, we will continue to experience slowdowns in specimen collections as the pandemic surges in various parts of the world due to social distancing on the part of research subjects, supply partner site employees, and customer research organizations. There is still considerable uncertainty around the duration of this COVID-19 outbreak and its future impact. While we implemented measures to help stabilize revenue as well as measures to reduce costs in response to the COVID-19 outbreak, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we expect this matter to continue to have an impact on our results of operations, financial condition, or liquidity, which cannot be reasonably estimated at this time.

Impact of Russia’s Invasion of Ukraine on Our Operations

Our business was negatively impacted during the first quarter of 2022 by Russia’s invasion of Ukraine. At the start of the conflict, we had approximately $1 million of purchase orders that were slated to be fulfilled by our supply network in Ukraine and Russia. This supply network shut down quickly at the start of the conflict. Ukrainian suppliers were disabled due to conflict conditions and evacuations and Russian suppliers were disabled by sanctions. While we mobilized to shift these purchase orders to other suppliers in our network, the process of getting specimen collections from other supply sites took time, which has caused a delay in the fulfillment of such purchase orders.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. Our Russian and Ukrainian suppliers may continue to be inaccessible to us throughout the conflict and we may have difficulty finding alternate suppliers with similar unit economics. Additionally, the imposition of sanctions and counter sanctions may have an adverse effect on the economic markets and could impact our business and the businesses of our supply partners and customers generally. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of Russia’s invasion of Ukraine on our business and the companies from which we obtain supplies and distribute specimens.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

We are committed to investing in and developing our technology. For the first quarter of 2022 we capitalized approximately $339,000 for internally developed software and have plans to continue investing at the level for the remainder of the year. We anticipate that these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future with a less than two-year rate of return on the investment.

We continue to experience declines in our COVID-19 revenue. For the first quarter of 2022 our COVID-19 revenue was approximately $479,000 compared to approximately $682,000 for the same quarter in 2021, a $203,000, or 30%, decrease in COVID-19 revenue. We anticipate that our COVID-19 revenue will continue to decline, negatively impacting our liquidity, capital resources and results of operations at a level that is not currently determinable due to the uncertainty of the continued impact of COVID-19.

Director and officer insurance is a significant cost for us. Our current annual premium for this insurance is approximately $1.2 million. We are currently in the process of renegotiating this policy for the upcoming year. The trend in the insurance market for this type of insurance is continually rising premiums. If we are unable to effectively renegotiate this policy, we may have an increase in our annual premium, which would negatively impact our liquidity, capital resources and results of operations. This uncertainty is expected to be resolved by the end of the second quarter of 2022.

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

We recognize revenue over time, as we have created an asset with no alternative use and we have an enforceable right to payment for performance completed to date. At contract inception, we review a contract and   related order upon receipt to determine if the specimen ordered has an alternative use to us. Generally, specimens ordered do not have an alternative future use to us and our performance obligation is satisfied when the related specimens are accessioned. We use an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned.

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

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2022 and 2021 (Unaudited)

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,		Change
	2022	2021	Dollars	Percentage
Revenue	$2,518,660	$2,963,807	$(445,147)	(15)%
Operating expenses:
Cost of revenue	1,165,917	1,623,651	(457,734)	(28)%
Technology	527,522	409,951	117,571	29%
Sales and marketing	747,432	529,387	218,045	41%
Supply development	182,070	111,576	70,494	63%
Fulfillment	443,794	269,096	174,698	65%
General and administrative	1,810,313	962,790	847,523	88%
Total operating expenses	4,877,048	3,906,451	970,597	25%
Loss from operations	(2,358,388)	(942,644)	1,415,744	150%
Other income (expense), net
Interest expense	(38,048)	(853,147)	815,099	96%
Interest income	12,654	47	12,607	100%
Other expense, net	40	(3,732)	3,772	100%
Loss on extinguishment of bridge notes and bridge notes, related parties	—	(2,750,171)	2,750,171	100%
Gain on extinguishment of note payable	—	788,156	(788,156)	100%
Change in fair value of derivative liability on convertible notes	—	(154,000)	154,000	100%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	(48,000)	48,000	(100)%
Other expense, net	(25,354)	(3,020,847)	2,995,493	99%
Net loss	$(2,383,742)	$(3,963,491)	1,579,749	40%

Revenue

Revenue decreased by approximately $445,000 or 15%, from approximately $2,964,000 for the three months ended March 31, 2021 to approximately $2,519,000 for the three months ended March 31, 2022. This was primarily due to the reduction in demand for COVID-19 specimens in the three months ended March 31, 2022, a shutdown in our Ukrainian and Russian supply network which impacted our ability to fulfill orders at the start of the conflict and offset by a slight increase in the average selling price of specimens overall. For the three months ended March 31, 2022 and 2021, revenue derived from specimens related to COVID-19 accounted for approximately $479,000 and $682,000 or 19% and 23%, respectively, of our total revenue. Specimens accessioned during the three months ended March 31, 2022 decreased by 1,267, or 20%, to 4,924, compared to 6,191 of specimens accessioned during the three months ended March 31, 2021. There was a change in specimen mix that resulted in an increase in the average selling price per specimen of approximately $10 or 2% compared to the same prior year's period.

Cost of Revenue

Cost of revenue decreased by approximately $458,000, or 28%, from approximately $1,624,000 for the three months ended March 31, 2021 to approximately $1,166,000 for the three months ended March 31, 2022, which was attributable to an 11% decrease in the average cost per specimen as well as a decrease of 20% in specimens accessioned for the current period compared to the same prior year's period.

Technology

Technology expenses increased by approximately $118,000, or 29% from approximately $410,000 for the three months ended March 31, 2021 to approximately $528,000 for the three months ended March 31, 2022. The period over period increase was related to increases in payroll and related expenses of approximately $87,000 and in depreciation and amortization of approximately $31,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $218,000, or 41%, from approximately $529,000 for the three months ended March 31, 2021 to approximately $747,000 for the three months ended March 31, 2022. The period over period increase was attributable to increases in payroll and related expenses of approximately $110,000, external marketing efforts of approximately $105,000 and an increase in general operating expenses of approximately $3,000.

Supply Development

Supply development expenses increased approximately $70,000, or 63%, from approximately $112,000 for the three months ended March 31, 2021 to approximately $182,000 for the three months ended March 31, 2022. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $74,000, partially offset by decreases in operating and regulatory compliance costs of approximately $4,000.

Fulfillment

Fulfillment costs increased approximately $175,000, or 65%, from approximately $269,000 for the three months ended March 31, 2021 to approximately $444,000 for the three months ended March 31, 2022. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $175,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities.

General and Administrative Expenses

General and administrative expenses increased approximately $848,000, or 88%, from approximately $963,000 for the three months ended March 31, 2021 to approximately $1,810,000 for the three months ended March 31, 2022. The period over period increase was attributable to increases in compensation costs of approximately $249,000, stock compensation of approximately $111,000, directors’ and officers’ insurance of approximately $336,000 and operating and maintenance expenses of approximately $152,000.

Other Expense, Net

Other expense, net, decreased approximately $2,995,000, or 99%, from approximately $3,021,000 for the three months ended March 31, 2021 to approximately $25,000 for the three months ended March 31, 2022. The period over period decrease in other expense, net, was attributable to the decreases in loss on extinguishment of secured promissory notes the Company issued from 2018 to 2021 to investors and existing stockholders (the “bridge notes”) of approximately $2,750,000, interest expense of approximately $815,000, the change in fair value of derivative liabilities related to the convertible notes that the Company issued to related parties in 2017 and 2018 (the “convertible notes”), bridge notes of approximately $202,000 and an increase in interest income of approximately $16,000 offset by a gain in extinguishment of notes payable of approximately $788,000 which was recognized in the three months ended March 31, 2021.

Liquidity and Capital Resources

			Change
	March 31, 2022	December 31, 2021	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash	$26,099,178	$27,738,979	(1,639,801)	(6)%
Working capital	28,104,041	30,442,955	(2,338,914)	(8)%
Total assets	33,287,316	35,719,598	(2,432,282)	(7)%
Accrued interest	8,167	8,167	—	—%
Term loan, net of debt discount	3,425,664	3,422,616	3,048	—%
Total stockholders' equity	27,667,314	29,791,588	(2,124,274)	(7)%

	Three months ended March 31,		Change
	2022	2021	Dollars	Percentage

Statement of Cash Flow Data:
Net cash flows used in operating activities	$(1,375,916)	$(126,249)	$(1,249,667)	(990)%
Net cash flows used in investing activities	(339,162)	(214,534)	(124,628)	(58)%
Net cash flows provided by financing activities	75,277	—	75,277	100%
Net decrease in cash and cash equivalents	$(1,639,801)	$(340,783)	$(1,299,018)

Capital Resources

As of March 31, 2022, our available cash totaled approximately $26,100,000, which represented a decrease of approximately $1,640,000 compared to December 31, 2021. As of March 31, 2022, we had working capital of approximately $28,100,000. Since inception, we have relied upon raising capital to finance our operations. We intend to use our existing cash to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next 12 months. During the three months ended March 31, 2022, our revenue was negatively impacted because of a shutdown of our Ukrainian and Russian supply network at the start of the conflict, resulting in, among other things, our failure to comply with one of the financial covenants in our Term Loan with Western Alliance Bank (the "Lender"). Additionally, we are continuing to experience a reduction in COVID-19 revenue that has not been more than the offset by increases in non-COVID-19 revenue. In the event that revenue, during the next 12 months, continues to fall short of our projections or if our plans or assumptions change, including as a result of the Russia invasion of Ukraine or the impact of COVID-19 or if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Cash Flows

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was approximately $1,376,000, which consisted of a net loss of approximately $2,384,000 offset by non-cash charges of approximately $623,000, which included $266,000 related to amortization of internally developed software, $184,000 in stock-based compensation, $165,000 in bad debt expense, $5,000 related to depreciation and amortization of property and equipment, and $3,000 of amortization of discount on the Term Loan with the Lender. Total changes in assets and liabilities of approximately $385,000 were attributable to a $481,000 decrease in accounts receivable-unbilled, a $481,000 decrease in accounts receivable, a $36,000 decrease in operating lease right-of-use asset, a $31,000 decrease in prepaid expenses and other current assets and a $30,000 increase in accrued expenses partially offset by a $551,000 decrease in accounts payable and a $87,000 decrease in deferred revenue.

For the three months ended March 31, 2021, net cash used in operating activities was approximately $126,000, which consisted of a net loss of approximately $3,963,000 offset by non-cash charges of approximately $2,744,000, which included a $2,750,000 loss on extinguishment of bridge notes, $290,000 of amortization of discount on amended bridge notes, $235,000 related to amortization of internally developed software, a $202,000 loss on derivative liabilities, $22,000 in stock based compensation, $21,000 in bad debt expense, $11,000 related to depreciation and amortization of property and equipment, and $1,000 of amortization of discount and debt issuance costs on convertible notes, offset by a $788,000 gain on the extinguishment of the note payable. Total changes in assets and liabilities of approximately $1,093,000 were attributable to a $926,000 decrease in accounts receivable, a $562,000 increase in accrued interest, an increase in accrued expenses of $308,000, an increase of $299,000 in accounts payable, offset by $496,000 of due from factor, an increase in accounts-receivable unbilled of $427,000, a decrease of $69,000 in deferred revenue, and a $10,000 increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was approximately $339,000 and $215,000 for the three months ended March 31, 2022 and 2021 respectively, which consisted of approximately $339,000 and $215,000 of capitalization of internally developed software, respectively.

Financing Activities

Net cash provided by financing activities was approximately $75,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of approximately $75,000 in proceeds from the exercise of stock options.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the three months ended March 31, 2022.

We have experienced negative effects of inflation in certain areas of our business due to the high rates of inflation in the world’s current economy. This inflation is affecting employee salaries, which account for a significant portion of our operating costs. Additionally, costs of supplies have been affected by inflation; however, these costs are not significant to the Company’s results.

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
➢Adjusted EBITDA excludes the loss on the extinguishment of bridge notes and related party bridge notes;
➢Adjusted EBITDA excludes the loss on the extinguishment of convertible notes;
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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the three months ended March 31:

	2022	2021
Net loss	$(2,383,742)	$(3,963,491)
Depreciation and amortization	270,932	246,359
Share-based compensation	184,191	22,036
Interest expense	38,048	853,147
Loss on extinguishment of bridge notes and bridge notes, related parties	—	2,750,171
Gain on extinguishment of note payable	—	(788,156)
Change in fair value of derivative liability on convertible notes	—	154,000
Change in fair value of derivative liability on bridge notes and bridge notes, relates parties	—	48,000
Adjusted EBITDA	$(1,890,571)	$(677,934)

Critical Accounting Policies

A summary of the significant accounting policies is provided in Note 2 of our unaudited condensed financial statements included in this Quarterly Report.

Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the unaudited condensed financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Internally Developed Software

We capitalize certain internal and external costs incurred during the application development stage of internal use software projects until the software is ready for its intended use. Amortization of the asset commences when the software is complete and placed into service and is recorded in operating expenses. We amortize completed internal-use software over its estimated useful life of five years on a straight-line basis. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are classified as technology costs and expensed to operations as incurred. Costs that do not meet the capitalization criteria are expensed as incurred.

Share-based Compensation

We record share-based compensation for options granted to employees, non-employees, and to members of the board of directors for their services on the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. We have concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of Company-specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the share-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock.

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
➢the lack of marketability of our common stock;
➢the prices at which we sold shares of our convertible preferred stock to outside investors in arm’s length transactions;
➢the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
➢the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of the Company, given prevailing market conditions;
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

As a result of our initial public offering in June 2021, it is not necessary to determine the fair value of our common stock, as our shares are traded in the public market.

Recent Accounting Standards

For information on recent accounting standards, see Note 2 to our annual report on Form 10-K filed on March 22, 2022.

JOBS Act Transition Period

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employee Stock Grant

On January 28, 2022, our board of directors approved the grant of an aggregate of 2,000 restricted stock units (the “RSUs”) to our employees under iSpecimen Inc. 2021 Stock Incentive Plan (the “2021 Plan”).

On February 28, 2022, our board of directors approved the grant of an aggregate of 4,000 RSUs to our employees under the 2021 Plan.

On March 28, 2022, our board of directors approved the grant of an aggregate of 5,000 RSUs to our employees under the 2021 Plan.

Unless the above-mentioned RSUs are forfeited pursuant to the 2021 Plan, the RSUs vest quarterly over four years with a one-year cliff. The RSUs and the underlying shares common stock are issued to our employees in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 22, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 16, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSpecimen, Inc.

Date: May 10, 2022	By:	/s/ Christopher Ianelli
	Name:	Christopher Ianelli
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)