Form 10-Q
period 2022-06-30
iSpecimen Inc.
filed 2022-08-04
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2022, there were 8,880,598 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$23,691,175	$27,738,979
Accounts receivable - unbilled	1,264,278	1,739,020
Accounts receivable, net of allowance for doubtful accounts of $289,207 and $269,170 at June 30, 2022 and December 31, 2021, respectively	1,660,076	3,002,442
Prepaid expenses and other current assets	374,867	327,035
Tax credit receivable, current portion	140,873	140,873
Total current assets	27,131,269	32,948,349
Property and equipment, net	23,648	32,781
Internally developed software, net	2,954,936	2,710,867
Operating lease right-of-use asset	260,003	—
Security deposits	27,601	27,601
Total assets	$30,397,457	$35,719,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$433,026	$832,678
Accrued expenses	634,256	1,009,803
Accrued interest	7,778	8,167
Operating lease current obligation	152,780	—
Term loan, net of debt discount, current portion	466,667	—
Deferred revenue	334,980	654,746
Total current liabilities	2,029,487	2,505,394
Operating lease long-term obligation	107,975	—
Term loan, net of debt discount - long term	2,962,065	3,422,616
Total liabilities	5,099,527	5,928,010

Commitments and contingencies (See Note 6)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 8,904,711 issued, and 8,873,711 outstanding at June 30, 2022 and 8,764,479 issued and 8,733,479 outstanding at December 31, 2021	887	873
Additional paid-in capital	68,307,168	67,810,289
Treasury stock, 31,000 shares at June 30, 2022 and December 31, 2021, at cost	(172)	(172)
Accumulated deficit	(43,009,953)	(38,019,402)
Total stockholders’ equity	25,297,930	29,791,588
Total liabilities and stockholders’ equity	$30,397,457	$35,719,598

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,338,688	$2,903,876	$4,857,348	$5,867,683
Operating expenses:
Cost of revenue	999,743	1,489,196	2,165,659	3,112,847
Technology	635,650	361,799	1,163,173	771,750
Sales and marketing	950,563	647,592	1,697,994	1,176,978
Supply development	242,380	100,693	424,450	212,269
Fulfillment	519,994	287,275	963,788	556,371
General and administrative	1,575,365	1,545,852	3,385,679	2,508,643
Total operating expenses	4,923,695	4,432,407	9,800,743	8,338,858
Loss from operations	(2,585,007)	(1,528,531)	(4,943,395)	(2,471,175)

Other income (expense), net
Interest expense	(42,273)	(1,133,479)	(80,321)	(1,986,407)
Change in fair value of derivative liability on convertible notes	—	(117,000)	—	(271,000)
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	1,630,700	—	1,582,700
Gain (loss) on extinguishment of bridge notes and bridge notes, related parties	—	9,746	—	(2,740,425)
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(260,185)	—	(260,185)
Gain on extinguishment of note payable	—	—	—	788,156
Other income (expense), net	6,590	3,663	6,630	(69)
Interest income	13,881	172	26,535	—
Total other income (expense), net	(21,802)	133,617	(47,156)	(2,887,230)
Net loss	$(2,606,809)	$(1,394,914)	$(4,990,551)	$(5,358,405)

Net loss per share - basic and diluted	$(0.30)	$(0.87)	$(0.57)	$(4.21)

Weighted average shares of common stock outstanding - basic and diluted	8,821,698	1,611,774	8,793,723	1,273,993

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588
Share-based compensation expense	—	—	—	—	183,410	—	183,410
Vesting of restricted stock units	3,125	—	—	—	781	—	781
Issuance of common stock through exercise of stock options	77,679	8	—	—	75,269	—	75,277
Net loss	—	—	—	—	—	(2,383,742)	(2,383,742)
Balance at March 31, 2022	8,814,283	$881	31,000	$(172)	$68,069,749	$(40,403,144)	$27,667,314
Share-based compensation expense	—	—	—	—	202,318	—	202,318
Vesting of restricted stock units	56,601	6	—	—	27,024	—	27,030
Issuance of common stock through exercise of stock options	1,827	—	—	—	1,827	—	1,827
Issuance of common stock in exchange for services	1,000	—	—	—	6,250	—	6,250
Net loss	—	—	—	—	—	(2,606,809)	(2,606,809)
Balance at June 30, 2022	8,873,711	$887	31,000	$(172)	$68,307,168	$(43,009,953)	$25,297,930

See accompanying notes to these unaudited condensed financial statements.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

													Total
	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,779,698	$(29,057,587)	$(27,277,967)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	22,036	—	22,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,963,491)	(3,963,491)
Balance at March 31, 2021	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,801,734	$(33,021,078)	$(31,219,422)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(572,465)	(7,999,997)	(100,365)	(561,041)	(618,182)	(2,612,038)	1,291,012	129	—	—	11,172,947	—	11,173,076
Conversion of principal and accrued interest of convertible notes and bridge notes into common stock upon initial public offering	—	—	—	—	—	—	2,049,043	205	—	—	16,392,139	—	16,392,344
Issuance of common stock in connection with public offering	—	—	—	—	—	—	2,250,000	225	—	—	17,999,775	—	18,000,000
Offering costs in connection with public offering	—	—	—	—	—	—	—	—	—	—	(2,339,816)	—	(2,339,816)
Issuance of common stock through exercise of stock options	—	—	—	—	—	—	39,461	4	—	—	39,629	—	39,633
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	28,374	—	28,374
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,394,914)	(1,394,914)
Balance at June 30, 2021	—	$—	—	$—	—	$—	6,565,729	$657	31,000	$(172)	$45,094,782	$(34,415,992)	$10,679,275

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,990,551)	$(5,358,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	413,539	50,410
Amortization of internally developed software	533,112	471,584
Depreciation of property and equipment	9,132	22,260
Bad debt expense	269,645	39,618
Amortization of debt issuance costs on Term Loan	6,116	—
Amortization of discount and debt issuance costs on convertible notes	—	1,088
Amortization of discount on bridge notes	—	869,600
Change in fair value of derivative liabilities	—	(1,311,700)
Loss on extinguishment on bridge notes	—	2,740,425
Loss on extinguishment of convertible notes	—	260,185
Gain on extinguishment on note payable	—	(788,156)
Change in operating assets and liabilities:
Accounts receivable – unbilled	474,742	(473,028)
Accounts receivable	1,072,721	(500,338)
Prepaid expenses and other current assets	(47,832)	(24,160)
Operating lease right-of-use asset	73,120	—
Accounts payable	(399,652)	1,440,799
Accrued expenses	(375,547)	1,068,902
Accrued interest	(389)	(1,707,225)
Operating lease liability	(72,367)	—
Deferred revenue	(319,766)	(70,394)
Net cash used in operating activities	(3,353,977)	(3,268,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,550)
Capitalization of internally developed software	(777,181)	(440,331)
Net cash used in investing activities	(777,181)	(442,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes payable	—	500,000
Proceeds from exercise of stock options	77,104	39,633
Proceeds from issuance of common stock in exchange for services	6,250	—
Proceeds from issuance of common stock in connection with initial public offering	—	18,000,000
Payment of offering costs in connection with the issuance of common stock in connection with initial public offering	—	(2,339,816)
Net cash provided by financing activities	83,354	16,199,817

Net change in cash	(4,047,804)	12,488,401
Cash at beginning of period	27,738,979	695,909
Cash at end of period	$23,691,175	$13,184,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,205	$2,824,032
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$11,173,076
Conversion of convertible notes and accrued interest into common stock	$—	$6,748,729
Conversion of bridge notes and accrued interest into common stock	$—	$4,717,646
Issuance of common stock warrants as offering costs in connection with public offering of common stock	$—	$374,400
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets	$333,123	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021 and the Company’s financial statements and notes thereto contained in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2022.

Liquidity and Going Concern

The Company has recognized recurring losses and as of June 30, 2022, the Company had working capital of $25,101,782, an accumulated deficit of $43,009,953, cash of $23,691,175 and accounts payable and accrued expenses of $1,067,282. Management believes that the Company's existing cash, which include the net proceeds from the Company’s initial public offering in June 2021 (the “IPO”) , the Term Loan (defined below), and the PIPE (defined below) will allow the Company to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond August 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic on the Company’s Operations

In December 2019, the novel coronavirus SARS-Cov2, or COVID-19 outbreak, was reported to have surfaced in China. On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The Company is subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. The Company’s management believes that the social and economic impacts could have an impact on future financial condition, liquidity, and results of operations, which include but are not limited to the following: (i) restrictions on in-person activities arising from shelter-in-place, or similar isolation orders; (ii) inability to source specimens from the Company’s suppliers arising from shelter-in-place, or similar isolation orders; (iii) reduced capacity if personnel are infected or quarantined; (iv) decline in researcher demand for specimens; and (v) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company expects this matter to continue to have an impact on its results of operations, financial condition, and liquidity. However, the extent of the financial impact and the duration cannot be reasonably estimated at this time.

The Company will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on its business, as well as its customers’ and suppliers’ businesses.

Impact of the Russian-Ukrainian War on the Company’s Operations

The Company’s business was negatively impacted during the first quarter of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, the Company had approximately $1 million of purchase orders that were slated to be fulfilled by the Company’s supply network in Ukraine and Russia. This supply network shut down quickly at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and Russian suppliers were disabled by sanctions. While the Company mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders.

As of June 30, 2022, the Company continued to be negatively impacted by this war. The Company’s supply sites in Russia remain inaccessible due to sanctions and while the Company’s supply sites in Ukraine have mostly reopened, they are operating at a limited capacity. Additionally, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company will not use them as sole specimen sources at a purchase order level. Alternate suppliers may not have the same favorable unit economics or specimen collection rates. The short and long-term implications of the war are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s annual report on Form 10-K for the year ended December 31, 2021. There were no significant changes to these accounting policies during the six months ended June 30, 2022.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of June 30, 2022 and December 31, 2021 because of their short-term nature.

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

The Company generates revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for the Company’s medical research customers using the Company’s proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to the Company’s customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer’s specification(s) from a supplier, on a “best efforts” basis, for the Company’s customer at the agreed price per specimen as indicated in the customer’s contract with the Company. The Company does not currently charge suppliers or customers for the use of the Company’s proprietary software. Each customer will execute a material and data use agreement with the Company or agrees to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements which is presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

Specimen collections occur at supply sites within the Company’s network. “Collection” is when the specimen has been removed, or “collected” from the patient or donor. A specimen is often collected specifically for a particular Company order. Once collected, the specimen is assigned by the supplier to the Company and control of the specimen passes to the Company. “Accession” is the process whereby a collected specimen and associated data are registered and assigned in the iSpecimen Marketplace to a particular customer order, which can occur while a specimen is at the supplier site or while at the Company site and it is when control of the specimen passes to the customer. Suppliers may ship specimens to the Company or directly to the customer if specimens must be delivered within a short time period (less than 24 hours after collection) or shipping to the Company is not practical.

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

The Company recognizes revenue over time, as the Company has created an asset with no alternative use to the Company which has an enforceable right to payment for performance completed to date. At contract inception, the Company reviews a contract, and related order upon receipt, to determine if the specimen ordered has an alternative use by the Company. Generally, specimens ordered do not have an alternative future use to the Company and the performance obligation is satisfied when the related specimens are accessioned. The Company uses an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned. In the rare circumstances where specimens do have an alternative future use, the Company's performance obligation is satisfied at the time of shipment.

Customers are typically invoiced upon shipment. Depending on the quantity of specimens ordered, it may take several accounting periods to completely fulfill a purchase order. In other words, there can be multiple invoices issued for a single purchase order, reflecting

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

The following table summarizes the Company’s revenue for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Specimens – contracts with customers	$2,207,820	$2,829,214	$4,580,206	$5,776,509
Shipping and other	130,868	74,662	277,142	91,174
Revenue	$2,338,688	$2,903,876	$4,857,348	$5,867,683

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of June 30, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of $289,207 and $269,170, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment and internal-use software. No impairment charges were recorded for the six months ended June 30, 2022 and 2021.

Stock-Based Compensation

The Company records stock-based compensation for options granted to employees, non-employees, and to members of the board of directors for their services on the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of Company-specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its share-based awards.

The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of its common stock.

The fair value of the Company's common stock is equal to the closing price on the specified grant date.

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

The table below provides common stock equivalents excluded from diluted net loss per share as of June 30:

	2022	2021
Shares issuable upon vesting of RSUs	367,118	—
Shares issuable upon exercise of stock options	171,154	224,914
Shares issuable upon exercise of PIPE Warrant to purchase common stock	1,312,500	—
Shares issuable upon exercise of Lender Warrant to purchase common stock	12,500	—
Shares issuable upon exercise of Underwriter Warrants to purchase common stock	90,000	90,000
Shares issuable upon exercise of warrants to purchase common stock	—	23,309

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

The adoption of the new standard resulted in the balance sheet recognition of additional assets of $333,000 and lease liabilities of approximately $333,000. For additional information regarding the Company’s lease arrangements, see Note 6 in the notes to unaudited condensed financial statements.

3.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	June 30,	December 31,
	2022	2021
	(unaudited)
Website	$107,927	$107,927
Computer equipment and purchased software	84,588	84,588
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	24,935	24,935
Total property and equipment	340,083	340,083
Accumulated depreciation	(316,435)	(307,302)
Total property and equipment, net	$23,648	$32,781

Depreciation expense for property and equipment was $4,420 and $11,130 for the three months ended June 30, 2022 and 2021, respectively, and $9,132 and $22,260 for the six months ended June 30, 2022 and 2021, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4.INTERNALLY DEVELOPED SOFTWARE, NET

During the six months ended June 30, 2022 and 2021, the Company capitalized $777,181 and $440,331, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of software costs, payroll and payroll-related costs for the Company’s employees. The Company recognized $266,893 and $236,355 of amortization expense associated with capitalized internally developed software costs during the three months ended June 30, 2022 and 2021, respectively. The Company recognized $533,112 and $471,584 of amortization expense associated with capitalized internally developed software costs during the six months ended June 30, 2022 and 2021, respectively.

5.DEBT

Term Loan

On August 13, 2021 (the "Closing Date"), the Company entered into a Loan and Security Agreement (“Term Loan”) with Western Alliance Bank (the "Lender") in the amount of $3,500,000 for working capital needs. The Company has the option to request an additional advance in the amount of $1,500,000, which the Company had not yet borrowed as of June 30, 2022. The additional advance of $1,500,000 is available to the Company during the draw period commencing on the Closing Date and ending the earlier to occur of (a) February 13, 2023, and (b) an event of default. The Term Loan bears interest at a rate equal to three-quarters of one percent (0.75%) above the Prime Rate. As of June 30, 2022, the interest rate on the Term Loan was 5.50% which was equal to 0.75% above the Prime Rate of 4.75%. Interest is due and payable on the tenth (10th) calendar day of each month during the term of the Term Loan. The Term Loan principal is payable in thirty (30) equal monthly installments, plus accrued interest, beginning on March 10, 2023, and continuing on the same day of each month through August 10, 2025 (the "Term Loan Maturity Date"), at which time all amounts shall be immediately due and payable.

The Company shall have the option to prepay all, but not less than all, of the outstanding loan balance, provided the Company a) delivers written notice to the financial institution of their election to prepay such Term Loan at least ten (10) days prior to such prepayment and b) pay, on the date of such prepayment, (1) all outstanding principal with respect to the Term Loan, plus accrued but unpaid interest, plus (2) all fees (including any late fee), and other sums, including bank expenses, if any, that shall have become due and payable. The Lender which holds the Term Loan is granted a security interest in substantially all assets of the Company (“Collateral”). The Term Loan contains certain covenants that the Company considers usual and customary for an agreement of this type for comparable commercial borrowers. As of June 30, 2022, the Company was in compliance with all the Term Loan covenants.

The outstanding principal balance on the Term Loan was $3,500,000 as of June 30, 2022, and interest expense totaled $39,205 for the three months ended June 30, 2022 and $74,205 for the six months ended June 30, 2022.

Debt issuance costs totaled $81,989, comprised of a warrant to purchase 12,500 shares of common stock issued to the Lender with a fair value of $49,072 (the "Lender Warrant"), fees of $23,066 paid to the Lender and legal costs of $9,851. Amortization of the debt issuance costs related to the Term Loan, included in interest expense on the statement of operations, totaled $3,068 for the three months ended June 30, 2022 and $6,116 for the six months ended June 30, 2022.

Unamortized debt issuance costs on the Term Loan totaled $71,268 and $77,384 as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, future minimum payments due related to the Term Loan were as follows:

2022 (remaining)	$—
2023	1,166,667
2024	1,400,000
2025	933,333
Total	3,500,000
Less debt issuance cost	(71,268)
Term Loan, net	$3,428,732

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

There was no sublease rental income for the three and six months ended June 30, 2022, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2022 (remaining)	$81,753
2023	165,254
2024	27,601
2025	—
2026	—
Total future minimum lease payments	274,608
Less effect of discounting	(13,853)
Present value of future minimum lease payments	$260,755

Rent expense for the three months ended June 30, 2022 and 2021 amounted to $44,281 and $40,353, respectively. Rent expense for the six months ended June 30, 2022 and 2021 amounted to $89,238 and $80,356, respectively.

Cash Flows

Supplemental cash flow information related to operating lease for the six months ended June 30, 2022 was as follows:

Non-cash operating lease expense (operating cash flow)	$73,120
Change in operating lease liabilities (operating cash flow)	$(72,367)
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right-of-use assets	$333,123

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2022, there was no material litigation against the Company.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

7.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors be issued in one or more series.

Common Stock

During the six months ended June 30, 2022, the Company issued 79,506 shares of common stock for cash exercises of options of $77,104.

During the six months ended June 30, 2022, the Company issued 1,000 shares of common stock in exchange for consulting services.

Warrants

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock, par value $0.0001 (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the registration statement. The Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of these warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in period ended December 31, 2021. As of June 30, 2022, the Underwriter Warrant had not been exercised, and had a weighted average exercise price of $10 per share and a remaining weighted average time to expiration of 3.96 years.

Lender Warrant

In connection with the Term Loan entered into on August 13, 2021, the Company issued a Lender Warrant to Lender to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of June 30, 2022, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8 per share and a remaining weighted average time to expiration of 9.13 years.

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,312,500 shares of common stock. These PIPE Warrants have an exercise price of $13.00 per share and are immediately exercisable upon issuance and will expire on the five- and one-half-year anniversary of the issuance date. As of June 30, 2022, the PIPE Warrants had not been exercised, and had a weighted average exercise price of $13 per share and a remaining weighted average time to expiration of 5.01 years.

8.STOCK-BASED COMPENSATION

As of June 30, 2022, there were 115,161 and 83,717 shares of common stock available for future grants under the Company’s 2013 Stock Incentive Plan and 2021 Plan (defined below) (collectively, the “Plans”), respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Stock Options

The Company has made no stock options grants in 2022. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the six months ended June 30:

	2022	2021
Assumptions:
Risk-free interest rate	—	0.47% – 0.66%
Expected term (in years)	—	5.81 – 5.85
Expected volatility	—	49.83% –49.98%
Expected dividend yield	—	—

A summary of stock option activity under the Plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2021	255,147	$2.32	7.75	$1,550,409
Exercised	(79,506)	1.04	—	91,018
Cancelled/forfeited	(4,487)	1.87	—
Balance at June 30, 2022	171,154	$3.50	7.79	$120,233

Options exercisable at June 30, 2022	151,791	$2.08	7.10	$131,676

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period.

The weighted average grant date fair value of stock options issued in the six months ended June 30, 2022 and 2021 was $0 and $1.77, respectively. The Company recorded stock options compensation expense during the three and six months ended June 30 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses:	2022	2021	2022	2021
Technology	$1,023	$11,878	$2,034	$21,102
Sales and marketing	1,695	2,510	2,772	4,460
Supply development	348	371	653	659
Fulfillment	1,055	1,892	1,881	3,362
General and administrative	27,824	11,723	54,160	20,827
Total stock options expense	$31,945	$28,374	$61,500	$50,410

A total of $179,221 of unamortized compensation expense at June 30, 2022 will be recognized over the remaining requisite service period of 1.89 years. During the six months ended June 30, 2022 and 2021, the Company received proceeds of $77,104 and $39,633, respectively, from the exercise of stock options.

2021 Stock Incentive Plan

On June 16, 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants and advisors by providing

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, RSUs and other stock-based awards. The Company's board of directors, or any committee to which the board of directors delegates such authority, has the sole discretion in administering, interpreting, amending or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 608,000 shares of the Company's common stock, and the 2021 Plan was made effective with the completion of the IPO. During the three and six months ended June 30, 2022, 155,793 and 166,793 equity awards were issued under the 2021 Plan, respectively. No equity awards were issued from the 2021 Plan during the six months ended June 30, 2021.

Restricted Stock Units

Total recognition of RSUs expense was as follows in 2022:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Operating expenses:
Technology	$25,198	$38,598
Sales and marketing	26,092	40,259
Supply development	10,948	18,145
Fulfillment	24,330	37,960
General and administrative	110,835	217,077
Total RSU expense	$197,403	$352,039

During the six months ended June 30, 2022, the Company granted 166,793 RSUs to employees. These RSUs are subject to a one-year cliff vesting, with 25% of the RSUs vesting on the first anniversary of issuance. The remaining RSUs vest quarterly over a three-year period. As of June 30, 2022, unrecognized stock-based compensation expense related to the unvested employee RSUs was $1,291,297, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.53 years. During the six months ended June 30, 2021, there were no RSUs issued.

During July 2021, the Company granted 189,396 RSUs to members of the executive team. Stock compensation expense of $79,832 and $158,787 was recorded in general and administrative expense for the three and six months ended June 30, 2022, respectively. These RSUs are subject to a four-year vesting period, with 20% of the RSUs vesting immediately upon issuance. The remaining RSUs vest annually over a four-year period. As of June 30, 2022, unrecognized stock-based compensation expense related to the unvested RSUs was $647,429 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.98 years.

During July 2021, the Company granted 12,500 RSUs to its directors. Stock compensation expense of $19,571 and $38,927 was recorded in general and administrative expense for the three and six months ended June 30, 2022, respectively. These RSUs vest quarterly over a one-year period. As of June 30, 2022, unrecognized stock-based compensation expense related to these unvested RSUs was $6,452 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 0.08 years.

A summary of RSUs activity under the 2021 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2021	282,417	$6.78
Granted	166,793	4.31
Vested	(59,726)	6.34
Forfeited	(22,366)	5.03
Unvested Balance at June 30, 2022	367,118	$5.80

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Performance Stock Units

During July 2021, the Company issued 47,349 performance stock units (“PSUs”) to four members of the executive team pursuant to each executive's employment agreement executed in connection with the IPO. The PSUs are subject to certain performance obligations relating to certain revenue and cost of revenue metrics to be determined at the beginning of each fiscal year within the four year vesting period. In year one of the four-year vesting period, the Company was not able to predict the likelihood of achieving the targets pursuant to the metrics in each of the executives' employment agreements, and therefore no stock compensation expense was recognized for the six months ended June 30, 2022.

9.INCOME TAXES

As of June 30, 2022 and December 31, 2021, the Company had federal net operating loss carryforwards of approximately $35,800,000 and $30,300,000, respectively, of which approximately $13,000,000 and $13,000,000, respectively, expire at various periods through 2037 and approximately $24,800,000 and $17,300,000, respectively, can be carried forward indefinitely. As of June 30, 2022 and December 31, 2021, the Company had state net operating loss carryforwards of approximately $24,700,000 and $22,400,000 that expire at various periods through 2043, respectively. At June 30, 2022 and December 31, 2021, the Company had federal and state tax credits of approximately $970,000 and $850,000 available for future periods that expire at various periods through 2042. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

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

Impact of the COVID-19 Pandemic on Our Operations

We are subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. Our management believes that the social and economic impacts could have an impact on future financial condition, liquidity, and results of operations, which include but are not limited to the following: (i) restrictions on in-person activities arising from shelter-in- place, or similar isolation orders, that limit our ability to procure specimens through our supply chain; (i) decline in researcher demand for specimens; and (iii) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

While our supply sites were mostly operational as of June 30, 2022, we expect that while the pandemic lasts, we will continue to experience slowdowns in overall specimen collections as the pandemic surges in various parts of the world due to social distancing on the part of research subjects, supply partner site employees, and customer research organizations. There is still considerable uncertainty around the duration of this COVID-19 and its future impact. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, we expect this matter to continue to have an impact on our results of operations, financial condition, or liquidity, which cannot be reasonably estimated at this time.

We will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business, as well as customers’ and suppliers’ businesses.

Impact of the Russian-Ukrainian War on Our Operations

Our business was negatively impacted during the first quarter of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, we had approximately $1 million of purchase orders that were slated to be fulfilled by our supply network in Ukraine and Russia. This supply network shut down quickly at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and Russian suppliers were disabled by sanctions. While we mobilized to shift these purchase orders to other suppliers in our network, the process of getting specimen collections from other supply sites took time, which has caused a delay in the fulfillment of such purchase orders.

As of June 30, 2022, we continued to be negatively impacted by this war.  Our supply sites in Russia remain inaccessible due to sanctions and while our supply sites in Ukraine have mostly reopened, they are operating at a limited capacity.  Additionally, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, we will not use them as sole specimen sources at a purchase order level. Alternate suppliers may not have the same favorable unit economics or specimen collection rates. The short and long-term implications of the war are difficult to predict at this time. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distributes specimens.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

We are committed to investing in and developing our technology. For the first half of 2022 we capitalized approximately $777,000 of internally developed software costs and have plans to continue investing at this level for the remainder of the year. We anticipate that these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future with a less than two-year rate of return on the investment.

We continue to experience declines in our COVID-19 revenue. For the first half of 2022 our COVID-19 revenue was approximately $611,000 compared to approximately $1,600,000 for the same period in 2021, a $989,000, or 62%, decrease in COVID-19 revenue. We anticipate that our COVID-19 revenue will continue to decline, negatively impacting our liquidity, capital resources and results of operations at a level that is not currently determinable due to the uncertainty of the continued impact of COVID-19.

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

Financial Operations Overview and Analysis for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three months ended June 30,		Change
	2022	2021	Dollars	Percentage
Revenue	$2,338,688	$2,903,876	$(565,188)	(19)%
Operating expenses:
Cost of revenue	999,743	1,489,196	(489,453)	(33)%
Technology	635,650	361,799	273,851	76%
Sales and marketing	950,563	647,592	302,971	47%
Supply development	242,380	100,693	141,687	141%
Fulfillment	519,994	287,275	232,719	81%
General and administrative	1,575,365	1,545,852	29,513	2%
Total operating expenses	4,923,695	4,432,407	491,288	11%
Loss from operations	(2,585,007)	(1,528,531)	1,056,476	69%
Other income (expense), net
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	1,630,700	(1,630,700)	(100)%
Interest expense	(42,273)	(1,133,479)	1,091,206	96%
Gain on extinguishment of bridge notes and bridge notes, related parties	—	9,746	(9,746)	(100)%
Change in fair value of derivative liability on convertible notes	—	(117,000)	117,000	100%
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(260,185)	260,185	100%
Interest income	13,881	172	13,709	7,970%
Other income (expense), net	6,590	3,663	2,927	80%
Total other income (expense), net	(21,802)	133,617	(155,419)	(116)%
Net loss	$(2,606,809)	$(1,394,914)	(1,211,895)	(87)%

Revenue

Revenue decreased by approximately $565,000 or 19%, from approximately $2,904,000 for the three months ended June 30, 2021 to approximately $2,339,000 for the three months ended June 30, 2022. This was primarily due to the reduction in demand for COVID-19 specimens in the three months ended June 30, 2022. For the three months ended June 30, 2022 and 2021, revenue derived from specimens related to COVID-19 accounted for approximately $170,000 and $896,000, or 7% and 31%, respectively, of our total revenue. Although specimens accessioned during the three months ended June 30, 2022 increased by 738, or 12%, to 7,004, compared to 6,266 of specimens accessioned during the three months ended June 30, 2021, there was a change in specimen mix that resulted in a decrease in the average selling price per specimen of approximately $130, or 28%, compared to the same prior year’s period.

Cost of Revenue

Cost of revenue decreased by approximately $489,000, or 33%, from approximately $1,489,000 for the three months ended June 30, 2021 to approximately $1,000,000 for the three months ended June 30, 2022, which was attributable to a 40% decrease in the average cost per specimen offset by a 12% increase in the number of specimens accessioned for the current period compared to the same prior year’s period.

Technology

Technology expenses increased by approximately $274,000, or 76% from approximately $362,000 for the three months ended June 30, 2021 to approximately $636,000 for the three months ended June 30, 2022. The period over period increase was related to increases in payroll and related expenses of approximately $164,000, computer, software and information technology services of approximately $76,000, and amortization of internally developed software of approximately $31,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $303,000, or 47%, from approximately $648,000 for the three months ended June 30, 2021 to approximately $951,000 for the three months ended June 30, 2022. The period over period increase was attributable to increases in payroll and related expenses of approximately $117,000, external marketing efforts of approximately $91,000, professional fees of approximately $40,000, software costs of approximately, $40,000 and an increase in travel of approximately $15,000.

Supply Development

Supply development expenses increased approximately $142,000, or 141%, from approximately $101,000 for the three months ended June 30, 2021 to approximately $242,000 for the three months ended June 30, 2022. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $104,000, increases in operating and regulatory compliance costs of approximately $28,000, and increase in travel of approximately $10,000.

Fulfillment

Fulfillment costs increased approximately $233,000, or 81%, from approximately $287,000 for the three months ended June 30, 2021 to approximately $520,000 for the three months ended June 30, 2022. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $249,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities, offset by a decrease in operating expenses of approximately $16,000.

General and Administrative Expenses

General and administrative expenses increased approximately $29,000, or 2%, from approximately $1,546,000 for the three months ended June 30, 2021 to approximately $1,575,000 for the three months ended June 30, 2022. The period over period increase was attributable to increases in taxes and insurance of approximately $90,000, operating and maintenance expenses of approximately $39,000, utilities and facilities expenses of approximately $20,000, other general expenses of approximately $14,000, offset by decreases in compensation costs of approximately $127,000 and depreciation and amortization expenses of $7,000.

Other Income (Expense), Net

Other income (expense), net, decreased approximately $155,000, or 116%, from approximately $134,000 of other income, net, for the three months ended June 30, 2021 to approximately $22,000 of other expense, net for the three months ended June 30, 2022. The period over period decreases in other income (expense), net, was attributable to decreases in the change in fair value of derivative liability on bridge notes and bridge notes, related parties of approximately $1,631,000, and loss on extinguishment of secured promissory notes the Company issued from 2018 to 2021 to investors and existing stockholders (the “bridge notes”) of approximately $10,000, offset by decreases in interest expense of approximately $1,100,000, loss on extinguishment of convertible notes and convertible notes that the Company issued to related parties in 2017 and 2018 (the “convertible notes”) of approximately $260,000, the change in fair value the “convertible notes” of approximately $117,000 and by increases in interest income of approximately $14,000 and other income (expense), net of approximately $3,000.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Revenue	$4,857,348	$5,867,683	$(1,010,335)	(17)%
Operating expenses:
Cost of revenue	2,165,659	3,112,847	(947,188)	(30)%
Technology	1,163,173	771,750	391,423	51%
Sales and marketing	1,697,994	1,176,978	521,016	44%
Supply development	424,450	212,269	212,181	100%
Fulfillment	963,788	556,371	407,417	73%
General and administrative	3,385,679	2,508,643	877,036	35%
Total operating expenses	9,800,743	8,338,858	1,461,885	18%
Loss from operations	(4,943,395)	(2,471,175)	2,472,220	100%
Other expense, net
Loss on extinguishment of bridge notes and bridge notes, related parties	—	(2,740,425)	2,740,425	100%
Interest expense	(80,321)	(1,986,407)	1,906,086	96%
Change in fair value of derivative liability on convertible notes	—	(271,000)	271,000	100%
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(260,185)	260,185	100%
Interest income	26,535	—	26,535	100%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	1,582,700	(1,582,700)	(100)%
Gain on extinguishment of note payable	—	788,156	(788,156)	(100)%
Other income (expense), net	6,630	(69)	6,699	100%
Total other expense, net	(47,156)	(2,887,230)	2,840,074	98%
Net loss	$(4,990,551)	$(5,358,405)	367,854	7%

Revenue

Revenue decreased by approximately $1,000,000, or 17%, from approximately $5,868,000 for the six months ended June 30, 2021 to approximately $4,857,000 for the six months ended June 30, 2022. This was primarily due to the reduction in demand for COVID-19 specimens and a shutdown in our Ukrainian and Russian supply network which impacted our ability to fulfill orders at the start of the war. For the six months ended June 30, 2022 and 2021, our revenue derived from specimens related to COVID-19 accounted for approximately $649,000 and $1,600,000, or 13% and 27%, respectively, of our total revenue. Although specimens accessioned during the first half of 2022 increased by approximately 544, or 5%, to approximately 11,928, compared to approximately 11,384 of specimens accessioned during the first half of 2021, a change in specimen mix resulted in a decrease in average selling price per specimen of approximately $132, or 26%, compared to the same prior year’s period.

Cost of Revenue

Cost of revenue decreased by approximately $947,000, or 30%, from approximately $3,113,000 for the six months ended June 30, 2021 to approximately $2,166,000 for the six months ended June 30, 2022, which was attributable to a 44% decrease in the average cost per specimen impacted by the specimen mix during the six month period ended June 30, 2022 over the same period in 2021, offset by the 5% increase in the number of specimens accessioned during the six months ended June 30, 2022 over the same period in the prior year.

Technology

Technology expenses increased by approximately $391,000, or 51%, from approximately $772,000 for the six months ended June 30, 2021 to approximately $1,163,000 for the six months ended June 30, 2022. The period over period increase was related to increases in payroll and related expenses of approximately $262,000, general operating expense of approximately $63,000 and in depreciation and amortization of approximately $62,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $521,000, or 44%, from approximately $1,177,000 for the six months ended June 30, 2021 to approximately $1,698,000 for the six months ended June 30, 2022. The period over period increase was primarily attributable to an increase in payroll and related expenses of approximately $228,000, an increase to external marketing efforts of approximately $197,000 and an increase in general operating expenses related to sales and marketing of approximately $96,000.

Supply Development

Supply development expenses increased approximately $212,000, or 100%, from approximately $212,000 for the six months ended June 30, 2021 to approximately $424,000 for the six months ended June 30, 2022. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $178,000, an increase in operating and regulatory compliance costs of approximately $25,000 and an increase in general supply development expenses of approximately $9,000.

Fulfillment

Fulfillment costs increased approximately $407,000, or 73%, from approximately $556,000 for the six months ended June 30, 2021 to approximately $964,000 for the six months ended June 30, 2022. The increase was primarily attributable to an increase in payroll and related expenses of approximately $412,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, offset by a decrease in general operating expenses related to fulfillment of approximately $5,000.

General and Administrative Expenses

General and administrative expenses increased approximately $877,000, or 35%, from approximately $2,509,000 for the six months ended June 30, 2021 to approximately $3,386,000 for the six months ended June 30, 2022. The period over period increase was attributable to increases in compensation costs of approximately $250,000, directors’ and officers’ insurance of approximately $422,000, marketing and advertising expenses of approximately $36,000, computer and software of approximately $132,000, inventory write-off of approximately $24,000 and general operating expenses of approximately $13,000.

Other Expense, net

Other expense, net, decreased approximately $2,840,000, or 98%, from approximately $2,887,000 for the six months ended June 30, 2021 to approximately $47,000 for the six months ended June 30, 2022. The period over period decreases in other expense, net, was attributable to the decreases in loss on extinguishment of secured promissory notes the Company issued from 2018 to 2021 to investors and existing stockholders (the “bridge notes”) of approximately $2,740,000, interest expense of approximately $1,906,000, change in fair value of derivative liability on convertible notes (the “convertible notes”) of approximately $271,000, loss on extinguishment of convertible notes and convertible notes, related parties of approximately $260,000 and increases in change in fair value of derivative liability on bridge notes and bridge notes and increases in interest income of approximately $27,000 and other expense, net of approximately $7,000, offset by decreases in change in fair value of derivative liability on bridge notes and bridge notes,  related parties of approximately $1,583,000 and gain in extinguishment of notes payable of approximately $788,000.

Liquidity and Capital Resources

			Change
	June 30, 2022	December 31, 2021	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash	$23,691,175	$27,738,979	(4,047,804)	(15)%
Working capital	25,101,782	30,442,955	(5,341,173)	(18)%
Total assets	30,397,457	35,719,598	(5,322,141)	(15)%
Accrued interest	7,778	8,167	(389)	(5)%
Term loan, net of debt discount	3,428,732	3,422,616	6,116	—%
Total stockholders' equity	25,297,930	29,791,588	(4,493,658)	(15)%

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage

Statement of Cash Flow Data:
Net cash flows used in operating activities	$(3,353,977)	$(3,268,535)	$(85,442)	(3)%
Net cash flows used in investing activities	(777,181)	(442,881)	(334,300)	(75)%
Net cash flows provided by financing activities	83,354	16,199,817	(16,116,463)	100%
Net change in cash	$(4,047,804)	$12,488,401	$(16,536,205)

Capital Resources

As of June 30 2022, our available cash totaled approximately $23,700,000, which represented a decrease of approximately $4,000,000 compared to December 31, 2021. As of June 30, 2022, we had working capital of approximately $25,100,000. Since inception, we have relied upon raising capital to finance our operations. We intend to use our existing cash to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next 12 months. During the six months ended June 30, 2022, our revenue was negatively impacted because of a shutdown of our Ukrainian and Russian supply network at the start of the war between Russia and Ukraine. Additionally, we are continuing to experience a reduction in COVID-19 revenue that has not been more than the offset by increases in non-COVID-19 revenue. In the event that revenue, during the next 12 months, continues to fall short of our projections or if our plans or assumptions change, including as a result of the war between Russia and Ukraine or the impact of COVID-19 or if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Cash Flows

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was approximately $3,354,000, which consisted of a net loss of approximately $4,991,000 offset by non-cash charges of approximately $1,232,000, which included $533,000 related to amortization of internally developed software, $414,000 in stock-based compensation, $270,000 in bad debt expense, $9,000 related to depreciation and amortization of property and equipment, and $6,000 of amortization of discount on the Term Loan with the Lender.

Total changes in assets and liabilities of approximately $405,000 were attributable to a $475,000 decrease in accounts receivable-unbilled, a $1,073,000 decrease in accounts receivable, partially offset by a $400,000 decrease in accounts payable, a $376,000 decrease in accrued expenses and a $320,000 decrease in deferred revenue and a $48,000 increase in prepaid expenses and other current assets.

For the six months ended June 30, 2021, net cash used in operating activities was approximately $3,269,000, which consisted of a net loss of approximately $5,358,000 offset by non-cash charges of approximately $2,355,000, which primarily includes a $2,740,000 loss on extinguishment of bridge notes, $870,000 of amortization of discount on amended bridge notes, $472,000 related to amortization of internally developed software, a $260,000 loss on extinguishment of convertible notes, $50,000 in stock based compensation, $40,000 in bad debt expense, $22,000 related to depreciation and amortization of property and equipment, and $1,000 of amortization of discount and debt issuance costs on convertible notes partially offset by a $1,312,000 loss on derivative liabilities, and a $788,000 gain on the extinguishment of the note payable. Total changes in assets and liabilities of approximately $265,000 were primarily driven by a $1,707,000 decrease in accrued interest, a $500,000 increase in accounts receivable, a $473,000 increase in accounts receivable-unbilled, a $70,000 decrease in deferred revenue, and a $24,000 increase in prepaid expenses and other current assets, partially offset by a $1,441,000 increase in accounts payable, and an increase in accrued expenses of $1,069,000.

Investing Activities

Net cash used in investing activities was approximately $777,000 and $443,000 for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities for the six months ended June 30, 2022 consisted of approximately $777,000 of capitalization of internally developed software. Net cash used in investing activities for the six months ended June 30, 2021 consisted of $440,331 of capitalization of internally developed software and $2,550 for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $83,000 and $16,200,000 for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities for the six months ended June 30, 2022 consisted mainly of approximately $77,000 in proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of $18,000,000 of proceeds received from the issuance of common stock in connection with the Company’s initial public offering ( the “IPO”), $500,000 of proceeds received from the issuance of bridge notes payable, and $39,633 of proceeds received from the exercise of stock options, partially offset by $2,339,816 for the payment of offering costs in connection with the issuance of common stock in connection with the IPO.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the six months ended June 30, 2022.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Net loss	$(2,606,809)	$(1,394,914)	$(4,990,551)	$(5,358,405)
Depreciation and amortization	271,312	247,485	542,244	493,844
Share-based compensation	229,348	28,374	413,539	50,410
Interest expense	42,273	1,133,479	80,321	1,986,407
Gain (loss) on extinguishment of bridge notes and bridge notes, related parties	—	(9,746)	—	2,740,425
Loss on extinguishment of convertible notes and convertible notes, related parties	—	260,185	—	260,185
Gain on extinguishment of note payable	—	—	—	(788,156)
Change in fair value of derivative liability on convertible notes	—	117,000	—	271,000
Change in fair value of derivative liability on bridge notes and bridge notes, relates parties	—	(1,630,700)	—	(1,582,700)
Adjusted EBITDA	$(2,063,876)	$(1,248,837)	$(3,954,447)	$(1,926,990)

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

Revenue Recognition

We recognize revenue using the five-step approach as follows: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) we satisfy the performance obligations.

We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for our medical research customers using our proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to our customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer specification(s) from a supplier, on a “best efforts” basis, for our customer at the agreed price per specimen as indicated in the customer contract with the Company. We do not currently charge suppliers or customers for the use of our proprietary software. Each customer will execute a material and data use agreement with the Company or agrees to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment, and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

Specimen collections occur at supply sites within our network. “Collection” is when the specimen has been removed, or “collected” from the patient or donor. A specimen is often collected specifically for a particular Company order. Once collected, the specimen is assigned by the supplier to the Company and control of the specimen passes to the Company. “Accession” is the process whereby a collected specimen and associated data are registered and assigned in the iSpecimen Marketplace to a particular customer order, can occur while a specimen is at the supplier site or while at the Company site and is when control of the specimen passes to the customer. Suppliers may ship specimens to the Company or directly to the customer if specimens must be delivered within a short time period (less than 24 hours after collection) or shipping to the Company is not practical.

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

We recognize revenue over time, as we have created an asset with no alternative use, and we have an enforceable right to payment for performance completed to date. At contract inception, we review a contract and related order upon receipt to determine if the specimen ordered has an alternative use by us. In the rare circumstances where specimens do have an alternative future use, our performance obligation is satisfied at the time of shipment. Generally, specimens ordered do not have an alternative future use to us and our performance obligation is satisfied when the related specimens are accessioned. We use an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned.

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

Once a specimen, that has no alternative future use, and for which we have an enforceable right to payment, has been accessioned, we record the offset to revenue in accounts receivable - unbilled. Once the specimen has been shipped and invoiced, a reclassification is made from accounts receivable - unbilled to accounts receivable.

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

Stock-based Compensation

We record stock-based compensation for options granted to employees, non-employees, and to members of the board of directors for their services on the board of directors based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. We have concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of Company-specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock.

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
➢the valuation of publicly traded companies in the life sciences and scientific research and development sectors, as well as recently completed mergers and acquisitions of peer companies;
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
➢trends and developments in our industry; and
➢external market conditions affecting the life sciences and scientific research and development industry sectors.

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

Recent Accounting Standards

For information on recent accounting standards, see Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022.

JOBS Act Transition Period

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employee Stock Grant

In the six months period ended June 30, 2022, our board of directors approved the grant of an aggregate of 166,793 restricted stock units (“RSUs”) to our employees under the under iSpecimen Inc. 2021 Stock Incentive Plan (the “2021 Plan”).

Unless the above-mentioned RSUs are forfeited pursuant to the 2021 Plan, the RSUs vest quarterly over four years with a one-year cliff. The RSUs and the underlying shares of common stock are issued to our employees in reliance on Section 4(a)(2) of the Securities Act.

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

iSpecimen, Inc.

Date: August 4, 2022	By:	/s/ Christopher Ianelli
	Name:	Christopher Ianelli
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)