Form 10-Q
period 2022-09-30
iSpecimen Inc.
filed 2022-11-08
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 7, 2022, there were 8,761,001 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART I - FINANCIAL INFORMATION
ITEM 1 .	Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4
	Unaudited Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2022	5
	Unaudited Condensed Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021	6
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7
	Notes to Unaudited Condensed Financial Statements	8
ITEM 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3 .	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4 .	Controls and Procedures	37

PART II – OTHER INFORMATION
ITEM 1 .	Legal Proceedings	38
ITEM 1A .	Risk Factors	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3.	Defaults Upon Senior Securities	38
ITEM 4.	Mine Safety Disclosures	38
ITEM 5.	Other Information	38
ITEM 6.	Exhibits	38
SIGNATURES		40

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$20,657,719	$27,738,979
Accounts receivable - unbilled	1,311,222	1,739,020
Accounts receivable, net of allowance for doubtful accounts of $215,845 and $269,170 at September 30, 2022 and December 31, 2021, respectively	1,784,805	3,002,442
Prepaid expenses and other current assets	341,555	327,035
Tax credit receivable, current portion	140,873	140,873
Total current assets	24,236,174	32,948,349
Property and equipment, net	19,194	32,781
Internally developed software, net	3,434,344	2,710,867
Operating lease right-of-use asset	222,626	—
Security deposits	27,601	27,601
Total assets	$27,939,939	$35,719,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967,735	$832,678
Accrued expenses	885,563	1,009,803
Accrued interest	7,778	8,167
Operating lease - current obligation	155,595	—
Term loan, net of debt discount, current portion	816,667	—
Deferred revenue	—	654,746
Total current liabilities	2,833,338	2,505,394
Operating lease long - term obligation	67,985	—
Term loan, net of debt discount - long term	2,615,156	3,422,616
Total liabilities	5,516,479	5,928,010

Commitments and contingencies (See Note 7)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 8,918,571 issued, and 8,887,571 outstanding at September 30, 2022 and 8,764,479 issued and 8,733,479 outstanding at December 31, 2021	888	873
Additional paid-in capital	68,528,387	67,810,289
Treasury stock, 31,000 shares at September 30, 2022 and December 31, 2021, at cost	(172)	(172)
Accumulated deficit	(46,105,643)	(38,019,402)
Total stockholders’ equity	22,423,460	29,791,588
Total liabilities and stockholders’ equity	$27,939,939	$35,719,598

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$2,583,412	$2,718,534	$7,440,760	$8,586,217
Operating expenses:
Cost of revenue	1,181,562	913,833	3,347,392	4,026,680
Technology	752,704	543,581	1,915,877	1,315,331
Sales and marketing	832,625	513,107	2,530,619	1,690,085
Supply development	166,058	171,595	590,508	383,864
Fulfillment	516,637	399,145	1,480,425	955,516
General and administrative	2,234,885	1,636,346	5,620,393	4,144,989
Total operating expenses	5,684,471	4,177,607	15,485,214	12,516,465
Loss from operations	(3,101,059)	(1,459,073)	(8,044,454)	(3,930,248)

Other income (expense), net
Loss on extinguishment of bridge notes and bridge notes, related parties	—	—	—	(2,740,425)
Interest expense	(58,591)	(75,922)	(138,912)	(2,062,548)
Change in fair value of derivative liability on convertible notes	—	—	—	(271,000)
Loss on extinguishment of convertible notes and convertible notes, related parties	—	—	—	(260,185)
Interest income	60,812	3,659	87,347	3,878
Other income (expense), net	3,148	(21,687)	9,778	(21,756)
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	—	—	1,582,700
Gain on extinguishment of note payable	—	—	—	788,156
Total other income (expense), net	5,369	(93,950)	(41,787)	(2,981,180)
Net loss	$(3,095,690)	$(1,553,023)	$(8,086,241)	$(6,911,428)

Net loss per share - basic and diluted	$(0.35)	$(0.22)	$(0.92)	$(2.17)

Weighted average shares of common stock outstanding - basic and diluted	8,878,888	6,960,330	8,822,423	3,190,060

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588
Share-based compensation expense	—	—	—	—	183,410	—	183,410
Vesting of restricted stock units	3,125	—	—	—	781	—	781
Issuance of common stock through exercise of stock options	77,679	8	—	—	75,269	—	75,277
Net loss	—	—	—	—	—	(2,383,742)	(2,383,742)
Balance at March 31, 2022	8,814,283	$881	31,000	$(172)	$68,069,749	$(40,403,144)	$27,667,314
Share-based compensation expense	—	—	—	—	202,318	—	202,318
Vesting of restricted stock units	56,601	6	—	—	27,024	—	27,030
Issuance of common stock through exercise of stock options	1,827	—	—	—	1,827	—	1,827
Issuance of common stock in exchange for services	1,000	—	—	—	6,250	—	6,250
Net loss	—	—	—	—	—	(2,606,809)	(2,606,809)
Balance at June 30, 2022	8,873,711	$887	31,000	$(172)	$68,307,168	$(43,009,953)	$25,297,930
Share-based compensation expense	—	—	—	—	183,270	—	183,270
Vesting of restricted stock units	12,576	1	—	—	36,665	—	36,666
Issuance of common stock through exercise of stock options	1,284	—	—	—	1,284	—	1,284
Net loss	—	—	—	—	—	(3,095,690)	(3,095,690)
Balance at September 30, 2022 (unaudited)	8,887,571	$888	31,000	$(172)	$68,528,387	$(46,105,643)	$22,423,460

See accompanying notes to these unaudited condensed financial statements.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

															Total
	Series B Convertible		Series A-1 Convertible		Series A Convertible								Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock				Common Stock		Treasury Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038			936,213	$94	31,000	$(172)	$1,779,698	$(29,057,587)	$(27,277,967)
Share-based compensation expense	—	—	—	—	—	—			—	—	—	—	22,036	—	22,036
Net loss	—	—	—	—	—	—			—	—	—	—	—	(3,963,491)	(3,963,491)
Balance at March 31, 2021	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038			936,213	$94	31,000	$(172)	$1,801,734	$(33,021,078)	$(31,219,422)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(572,465)	(7,999,997)	(100,365)	(561,041)	(618,182)	(2,612,038)			1,291,012	129	—	—	11,172,947	—	11,173,076
Conversion of principal and accrued interest of convertible notes and bridge notes into common stock upon initial public offering	—	—	—	—	—	—			2,049,043	205	—	—	16,392,139	—	16,392,344
Issuance of common stock in connection with public offering	—	—	—	—	—	—			2,250,000	225	—	—	17,999,775	—	18,000,000
Offering costs in connection with public offering	—	—	—	—	—	—			—	—	—	—	(2,339,816)	—	(2,339,816)
Issuance of common stock through exercise of stock options	—	—	—	—	—	—			39,461	4	—	—	39,629	—	39,633
Share-based compensation expense	—	—	—	—	—	—			—	—	—	—	28,374	—	28,374
Net loss	—	—	—	—	—	—			—	—	—	—	—	(1,394,914)	(1,394,914)
Balance at June 30, 2021	—	$—	—	$—	—	$—			6,565,729	$657	31,000	$(172)	$45,094,782	$(34,415,992)	$10,679,275
Issuance of common stock in connection with public offering over-allotment option exercise	—	—	—	—	—	—			337,500	34	—	—	2,497,467	—	2,497,501
Issuance of common stock in exchange for services	—	—	—	—	—	—			2,000	—	—	—	12,500	—	12,500
Issuance of common stock through exercise of stock options	—	—	—	—	—	—			4,761	—	—	—	4,761	—	4,761
Issuance of common stock through exercise of warrants	—	—	—	—	—	—			17,889	2	—	—	990	—	992
Share-based compensation expense	—	—	—	—	—	—			37,879	4	—	—	399,817	—	399,821
Issuance of warrants in connection with debt	—	—	—	—	—	—			—	—	—	—	49,072	—	49,072
Net loss	—	—	—	—	—	—			—	—	—	—	—	(1,553,023)	(1,553,023)
Balance at September 30, 2021 (unaudited)	—	$—	—	$—	—	$—	—	—	6,965,758	$697	31,000	$(172)	$48,059,389	$(35,969,015)	$12,090,899

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(8,086,241)	$(6,911,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation		633,475	450,231
Proceeds from issuance of common stock in exchange for services		6,250	12,500
Amortization of internally developed software		825,804	714,444
Depreciation of property and equipment		13,587	33,390
Bad debt expense		340,858	33,856
Amortization of debt issuance costs on term loan		9,207	3,277
Amortization of discount and debt issuance costs on convertible notes		—	1,088
Amortization of discount on bridge notes		—	869,600
Change in fair value of derivative liabilities		—	(1,311,700)
Loss on extinguishment on bridge notes		—	2,740,425
Loss on extinguishment of convertible notes		—	260,185
Gain on extinguishment on note payable		—	(788,156)
Change in operating assets and liabilities:
Accounts receivable – unbilled		876,779	(1,097,983)
Accounts receivable		427,798	(1,226,146)
Prepaid expenses and other current assets		(14,520)	(41,392)
Operating lease right-of-use asset		110,497	—
Accounts payable		135,057	(1,441,008)
Accrued expenses		(124,240)	214,226
Accrued interest		(389)	(1,709,579)
Operating lease liability		(109,543)	—
Deferred revenue		(654,746)	(154,531)
Net cash used in operating activities		(5,610,366)	(9,348,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		—	(2,550)
Capitalization of internally developed software		(1,549,281)	(731,172)
Net cash used in investing activities		(1,549,281)	(733,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes payable		—	500,000
Proceeds from issuance of term loan		—	3,500,000
Proceeds from exercise of stock options		78,387	44,394
Proceeds from issuance of common stock in connection with initial public offering		—	18,000,000
Payment of offering costs in connection with the issuance of common stock in connection with initial public offering		—	(2,339,816)
Proceeds from exercise of warrants		—	992
Proceeds from issuance of over-allotment shares of common stock, net of transaction costs of $202,499		—	2,497,501
Payment of principal to bridge note holders		—	(3,000,000)
Payment of debt issuance costs in connection with note payable		—	(25,825)
Net cash provided by financing activities		78,387	19,177,246

Net change in cash		(7,081,260)	9,094,823
Cash at beginning of period		27,738,979	695,909
Cash at end of period		$20,657,719	$9,790,732

Supplemental disclosure of cash flow information:
Cash paid for interest		$121,927	$2,824,032
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock		$—	$11,173,076
Conversion of convertible notes and accrued interest into common stock		$—	$6,748,729
Conversion of bridge notes and accrued interest into common stock		$—	$4,717,646
Issuance of common stock warrants as offering costs in connection with public offering of common stock		$—	$374,400
Issuance of common stock warrants in connection with term loan	$		$49,072
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets		$333,123	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021 and the Company’s financial statements and notes thereto contained in the Company’s quarterly reports on Form 10-Q for the quarter ended March 31, 2022 and the quarter ended June 30, 2022.

Liquidity and Going Concern

The Company has recognized recurring losses and as of September 30, 2022, the Company had working capital of $21,402,836, an accumulated deficit of $46,105,643, cash of $20,657,719, and accounts payable and accrued expenses of $1,853,298. Management believes that the Company's existing cash, which include the net proceeds from the Company’s initial public offering in June 2021 (the “IPO”), the Term Loan (defined below), and the PIPE (defined below) will allow the Company to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond November 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic on the Company’s Operations

The Company is subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. The Company’s management believes that the social and economic impacts could have an impact on future financial condition, liquidity, and results of operations, which include but are not limited to the following: (i) restrictions on in-person activities arising from shelter-in-place, or similar isolation orders, that limit its ability to procure specimens through its supply chain; (i) decline in researcher demand for specimens; and (iii) deteriorating economic conditions, such as increased unemployment rates and recessionary conditions.

While the Company’s supply sites were mostly operational as of September 30, 2022, it expects that while the pandemic lasts, it will continue to experience slowdowns in overall specimen collections as the pandemic surges in various parts of the world due to social distancing on the part of research subjects, supply partner site employees, and customer research organizations. Even with the growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company has implemented several measures to protect the health and safety of its workforce including a voluntary work-from-home policy for its workforce who can perform their job from home as well as the restrictions on discretionary business travel. Most of the Company’s employees have returned to working from the office on a part-time basis.

The full future impact of the COVID-19 pandemic on the Company will depend on factors such as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on the Company’s employees, vendors and suppliers. The Company will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on its business, as well as customers’ and suppliers’ businesses.

Impact of the Russian-Ukrainian War on the Company’s Operations

The Company’s business was negatively impacted during the first half of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, the Company had approximately $1 million of purchase orders that were slated to be fulfilled by the Company’s supply network in Ukraine and Russia. This supply network shut down quickly at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of the Company’s Russian suppliers were disabled by sanctions. While the Company mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders.

As of September 30, 2022, the Company’s supply sites in Russia that had not been under sanctions were now accessible and the Company’s supply sites in Ukraine had mostly reopened. However, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company does not use them as sole specimen sources at a purchase order level. Alternate suppliers do not have the same favorable unit economics or specimen collection rates. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

Inflation and Recession

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by its customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic, there is substantial uncertainty about the strength of the global economy, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in researchers’ demand for specimens due to the research organization’s inability to obtain funding through grants.

The Company believes that its business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that the Company has the liquidity to address its financial obligations and alleviate possible adverse effects on its business, financial condition, results of operations or prospects.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s annual report on Form 10-K for the year ended December 31, 2021. There were no significant changes to these accounting policies during the nine months ended September 30, 2022.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of September 30, 2022 and December 31, 2021 because of their short-term nature.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

The following table summarizes the Company’s revenue for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Specimens – contracts with customers	$2,508,298	$2,671,655	$7,088,504	$8,448,164
Shipping and other	75,114	46,879	352,256	138,053
Revenue	$2,583,412	$2,718,534	$7,440,760	$8,586,217

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of September 30, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of $215,845 and $269,170, respectively.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

into service and is recorded in operating expenses. The Company amortizes completed internal-use software over its estimated useful life of five years on a straight-line basis. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are classified as technology costs and are expensed to operations as incurred.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment and internal-use software. No impairment charges were recorded for the nine months ended September 30, 2022 and 2021.

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

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities, depending on the specific terms of the warrant agreement. The warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date and are considered compensatory. For additional discussion on warrants, see Note 8.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period,

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, the potential impact of shares to be issued upon conversion of Series A, Series A-1 and Series B preferred stock, stock options, and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The table below provides common stock equivalents excluded from diluted net loss per share as of September 30:

	2022	2021
Shares issuable upon vesting of RSUs	346,617	284,267
Shares issuable upon exercise of stock options	166,248	269,770
Shares issuable upon exercise of PIPE Warrant to purchase common stock	1,312,500	—
Shares issuable upon exercise of Lender Warrant to purchase common stock	12,500	12,500
Shares issuable upon exercise of Underwriter Warrants to purchase common stock	90,000	90,000
Shares issuable upon exercise of warrants to purchase common stock	—	—

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

The adoption of the new standard resulted in the balance sheet recognition of additional assets of approximately $333,000 and lease liabilities of approximately $333,000. For additional information regarding the Company’s lease arrangements, see Note 7 in the notes to unaudited condensed financial statements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

3.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	September 30,	December 31,
	2022	2021
	(unaudited)
Website	$107,927	$107,927
Computer equipment and purchased software	84,588	84,588
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	24,935	24,935
Total property and equipment	340,083	340,083
Accumulated depreciation	(320,889)	(307,302)
Total property and equipment, net	$19,194	$32,781

Depreciation expense for property and equipment was $4,454 and $11,130 for the three months ended September 30, 2022 and 2021, respectively, and $13,587 and $33,390 for the nine months ended September 30, 2022 and 2021, respectively.

4.INTERNALLY DEVELOPED SOFTWARE, NET

During the nine months ended September 30, 2022 and 2021, the Company capitalized $1,549,281 and $731,172, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of software costs, payroll and payroll-related costs for the Company’s employees. The Company recognized $292,692 and $242,860 of amortization expense associated with capitalized internally developed software costs during the three months ended September 30, 2022 and 2021, respectively. The Company recognized $825,804 and $714,444 of amortization expense associated with capitalized internally developed software costs during the nine months ended September 30, 2022 and 2021, respectively.

5.SEVERANCE

Dr. Christopher Ianelli

On September 19, 2022, the Company received a notice of departure from Dr. Christopher Ianelli to vacate his position of Chief Executive Officer and President of the Company, effective as of October 24, 2022, as a result of the non-renewal of his Executive Employment Agreement dated June 21, 2021. Dr. Ianelli continues to serve on the Company’s board of directors until the 2024 Annual Meeting of Stockholders, or until the election and qualification of Dr. Ianelli’s successor in office, subject to his earlier death, resignation, or removal.

The Company entered into a Separation Agreement with Dr. Ianelli, dated October 24, 2022 (the “Ianelli Separation Agreement”). Pursuant to the Ianelli Separation Agreement the Company shall pay severance equal to 12 months of base salary in effect as of the Separation Date in the amount of $350,000. The severance payments shall be paid in equal installments commencing on the Company’s first regular payroll date after the Effective Date of the separation agreement and ending on the 12-month anniversary of the Effective Date. Dr. Ianelli’s employment contract was not renewed by the Company as of September 30, 2022; therefore, the Company recognized a severance expense and corresponding liability in the amount of $376,400 for Dr. Ianelli’s severance payment plus applicable and COBRA benefits as of September 30, 2022. The severance expense is recorded within general and administrative expense on the statement of operations for the three and nine months ended September 30, 2022 and the corresponding liability is recorded in accrued liabilities on the balance sheet as of September 30, 2022.

The Company considered the salary and benefits paid to Dr. Ianelli through his departure date of October 24, 2022 as normal payroll expenses incurred in that current period. The Company recorded a share-based compensation expense of approximately $40,000 on

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

October 24, 2022 for the partial acceleration of RSUs that were vested on October 24, 2022, in accordance with the original terms of Dr. Ianelli’s Restricted Stock Unit agreement.

Jill Mullan

On September 20, 2022, the Company received a notice of departure from Jill Mullan to vacate the position of Chief Operating Officer of the Company, effective as of October 24, 2022. At the time the notice of departure was received from Ms. Mullan, she had received an executive employment agreement for renewal of her employment with the Company. Ms. Mullan continues to serve on the Company’s board of directors until the 2023 Annual Meeting of Stockholders, or until the election and qualification of Ms. Mullan’s successor in office, subject to her earlier death, resignation, or removal.

The Company and Ms. Mullan executed a separation agreement on October 28, 2022 with an effective date of October 24, 2022 (the “Mullan Separation Agreement”).  Ms. Mullan had the right to revoke her execution of the Mullan Separation Agreement on or prior to November 4, 2022. The Company recognized $325,000 in severance expense for Ms. Mullan on November 4, 2022, the date on which her separation agreement revocation period expired. The Company considered the salary and benefits paid to Ms. Mullan through her departure date of October 24, 2022 as normal payroll expenses incurred in that current period. The Company recorded an expense of approximately $40,000 on October 24, 2022 for the partial acceleration of RSUs that were vested on October 24, 2022.

6.DEBT

Term Loan

On August 13, 2021 (the "Closing Date"), the Company entered into a Loan and Security Agreement (“Term Loan”) with Western Alliance Bank (the "Lender") in the amount of $3,500,000 for working capital needs. The Company has the option to request an additional advance in the amount of $1,500,000, which the Company had not yet borrowed as of September 30, 2022. The additional advance of $1,500,000 is available to the Company during the draw period commencing on the Closing Date and ending the earlier to occur of (a) February 13, 2023, and (b) an event of default. The Term Loan bears interest at a rate equal to three-quarters of one percent (0.75%) above the Prime Rate. As of September 30, 2022, the interest rate on the Term Loan was 7% which was equal to 0.75% above the Prime Rate of 6.25%. Interest is due and payable on the tenth (10th) calendar day of each month during the term of the Term Loan. The Term Loan principal is payable in thirty (30) equal monthly installments, plus accrued interest, beginning on March 10, 2023, and continuing on the same day of each month through August 10, 2025 (the "Term Loan Maturity Date"), at which time all amounts shall be immediately due and payable.

The Company shall have the option to prepay all, but not less than all, of the outstanding loan balance, provided the Company a) delivers written notice to the financial institution of their election to prepay such Term Loan at least ten (10) days prior to such prepayment and b) pay, on the date of such prepayment, (1) all outstanding principal with respect to the Term Loan, plus accrued but unpaid interest, plus (2) all fees (including any late fee), and other sums, including bank expenses, if any, that shall have become due and payable. The Lender which holds the Term Loan is granted a security interest in substantially all assets of the Company (“Collateral”). The Term Loan contains certain covenants that the Company considers usual and customary for an agreement of this type for comparable commercial borrowers. As of September 30, 2022, the Company was in compliance with all the Term Loan covenants.

The outstanding principal balance on the Term Loan was $3,500,000 as of September 30, 2022, and interest expense totaled $51,965 for the three months ended September 30, 2022 and $126,559 for the nine months ended September 30, 2022.

Debt issuance costs totaled $81,989, comprised of a warrant to purchase 12,500 shares of common stock issued to the Lender with a fair value of $49,072 (the "Lender Warrant"), fees of $23,066 paid to the Lender and legal costs of $9,851. Amortization of the debt issuance costs related to the Term Loan, included in interest expense on the statement of operations, totaled $3,091 for the three months ended September 30, 2022 and $9,207 for the nine months ended September 30, 2022.

Unamortized debt issuance costs on the Term Loan totaled $68,177 and $77,384 as of September 30, 2022 and December 31, 2021, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

As of September 30, 2022, future minimum payments due related to the Term Loan were as follows:

2022 (remaining)	$—
2023	1,166,667
2024	1,400,000
2025	933,333
Total	3,500,000
Less debt issuance cost	(68,177)
Term Loan, net	$3,431,823

7.COMMITMENTS AND CONTINGENCIES

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

There was no sublease rental income for the three and nine months ended September 30, 2022, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2022 (remaining)	$40,877
2023	165,254
2024	27,601
2025	—
2026	—
Total future minimum lease payments	233,732
Less effect of discounting	(10,152)
Present value of future minimum lease payments	$223,580

Rent expense for the three months ended September 30, 2022 and 2021 amounted to $42,593 and $46,261, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 amounted to $131,831 and $113,341, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Cash Flows

Supplemental cash flow information related to operating lease for the nine months ended September 30, 2022 was as follows:

Non-cash operating lease expense (operating cash flow)	$110,497
Change in operating lease liabilities (operating cash flow)	$(109,543)
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right-of-use assets	$333,123

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2022, there was no material litigation against the Company.

8.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors be issued in one or more series.

Common Stock

During the nine months ended September 30, 2022, the Company issued 80,790 shares of common stock for cash exercises of options of $78,387.

During the nine months ended September 30, 2022, the Company issued 1,000 shares of common stock in exchange for consulting services.

Warrants

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock, par value $0.0001 (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the registration statement. The Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of these warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in period ended December 31, 2021. As of September 30, 2022, the Underwriter Warrant had not been exercised, and had a weighted average exercise price of $10 per share and a remaining weighted average time to expiration of 3.71 years.

Lender Warrant

In connection with the Term Loan entered into on August 13, 2021, the Company issued a Lender Warrant to Lender to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of September 30, 2022, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8 per share and a remaining weighted average time to expiration of 8.87 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,312,500 shares of common stock. These PIPE Warrants have an exercise price of $13.00 per share and are immediately exercisable upon issuance and will expire on the five- and one-half-year anniversary of the issuance date. As of September 30, 2022, the PIPE Warrants had not been exercised, and had a weighted average exercise price of $13 per share and a remaining weighted average time to expiration of 4.75 years.

9.STOCK-BASED COMPENSATION

As of September 30, 2022, there were 121,235 and 90,067 shares of common stock available for future grants under the Company’s 2013 Stock Incentive Plan and 2021 Plan (defined below) (collectively, the “Plans”), respectively.

Stock Options

The Company has made no stock options grants in 2022. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the nine months ended September 30:

	2022	2021
Assumptions:
Risk-free interest rate	—	0.90% – 1.30%
Expected term (in years)	—	5.00 – 10.00
Expected volatility	—	61% –69%
Expected dividend yield	—	—

A summary of stock option activity under the Plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2021	255,147	$2.32	7.75	$1,550,409
Exercised	(80,790)	1.00	—	52,495
Cancelled/forfeited	(8,109)	1.56	—
Balance at September 30, 2022	166,248	$3.57	7.75	$63,237

Options exercisable at September 30, 2022	158,090	$2.26	6.91	$65,292

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The weighted average grant date fair value of stock options issued in the nine months ended September 30, 2022 and 2021 was $0 and $3.94, respectively. The Company recorded stock options compensation expense during the three and nine months ended September 30 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses:	2022	2021	2022	2021
Technology	$2,001	$1,034	$7,500	$3,067
Sales and marketing	483	1,715	3,255	5,034
Supply development	255	312	908	977
Fulfillment	590	931	2,471	3,003
General and administrative	26,031	33,096	76,727	50,205
Total stock options expense	$29,360	$37,088	$90,861	$62,286

A total of $148,338 of unamortized compensation expense as of September 30, 2022 will be recognized over the remaining requisite service period of 1.64 years. During the nine months ended September 30, 2022 and 2021, the Company received proceeds of $78,387 and $44,390, respectively, from the exercise of stock options.

2021 Stock Incentive Plan

On June 16, 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, RSUs and other stock-based awards. The Company's board of directors, or any committee to which the board of directors delegates such authority, has the sole discretion in administering, interpreting, amending or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 608,000 shares of the Company's common stock, and the 2021 Plan was made effective with the completion of the IPO. During the three and nine months ended September 30, 2022, 8,468 and 175,261 equity awards were issued under the 2021 Plan, respectively.  During the three and nine months ended September 30, 2021, 419,545 equity awards were issued from the 2021 Plan.

Restricted Stock Units

Total recognition of RSUs expense was as follows in 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Technology	$42,287	$6,898	$120,582	$6,898
Sales and marketing	25,767	11,329	66,026	11,329
Supply development	9,137	5,947	27,281	5,947
Fulfillment	22,143	9,131	60,103	9,160
General and administrative	91,243	329,428	268,622	354,611
Total RSU expense	$190,577	$362,733	$542,614	$387,945

During the nine months ended September 30, 2022, the Company granted 175,261 RSUs to employees. These RSUs are subject to a one-year cliff vesting, with 25% of the RSUs vesting on the first anniversary of issuance. The remaining RSUs vest quarterly over a three-year period. As of September 30, 2022, unrecognized stock-based compensation expense related to the unvested employee RSUs was $1,145,543 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.31 years.

During the nine months ended September 30, 2021, the Company granted 120,250 RSUs to employees, resulting in expense of $48,957 recorded in general and administrative expense. As of September 30, 2021, unrecognized stock-based compensation expense related to the unvested restricted stock units was $734,521 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.76 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

During July 2021, the Company granted 189,396 RSUs to members of the executive team. Stock compensation expense of $80,709 and $239,496 was recorded in general and administrative expense for the three and nine months ended September 30, 2022, respectively. These RSUs are subject to a four-year vesting period, with 20% of the units vesting immediately upon issuance. The remaining RSUs vest annually over a four-year period. As of September 30, 2022, unrecognized stock-based compensation expense related to the unvested RSUs was $566,720, which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 2.73 years. As of September 30, 2021, unrecognized stock-based compensation expense related to the unvested restricted stock units was $907,182 which the Company expects to recognize on a straight-line basis over a weighted average period of approximately 3.77 years.

During July 2021, the Company granted 12,500 RSUs to its directors. Stock compensation expense of $6,452 and $45,379 was recorded in general and administrative expense for the three and nine months ended September 30, 2022, respectively. These RSUs vest quarterly over a one-year period. As of September 30, 2022, there was no remaining unrecognized stock-based compensation expense related to these unvested RSUs.

A summary of RSUs activity under the 2021 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2021	282,417	$6.78
Granted	175,261	4.20
Vested	(72,302)	6.31
Forfeited	(38,759)	5.20
Unvested Balance at September 30, 2022	346,617	$5.75

Performance Stock Units

During July 2021, the Company issued 47,349 performance stock units (“PSUs”) to four members of the executive team pursuant to each executive's employment agreement executed in connection with the IPO. The PSUs are subject to certain performance obligations relating to certain revenue and cost of revenue metrics to be determined at the beginning of each fiscal year within the four year vesting period. In year one of the four-year vesting period, the Company was not able to predict the likelihood of achieving the targets pursuant to the metrics in each of the executives' employment agreements, and therefore no stock compensation expense was recognized.

10.INCOME TAXES

As of September 30, 2022 and December 31, 2021, the Company had federal net operating loss carryforwards of approximately $38,700,000 and $30,300,000, respectively, of which approximately $13,000,000 and $13,000,000, respectively, expire at various periods through 2037 and approximately $25,700,000 and $17,300,000, respectively, can be carried forward indefinitely. As of September 30, 2022 and December 31, 2021, the Company had state net operating loss carryforwards of approximately $26,200,000 and $22,400,000 that expire at various periods through 2043, respectively. As of September 30, 2022 and December 31, 2021, the Company had federal and state tax credits of approximately $1,030,000 and $850,000 available for future periods that expire at various periods through 2042, respectively. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

11.SUBSEQUENT EVENTS

Term Loan

On November 3, 2022, the Company paid off the outstanding principal balance of $3.5 million and accrued interest of approximately $16,000 on the Term Loan.

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

While our supply sites were mostly operational as of September 30, 2022, we expect that while the pandemic lasts, we will continue to experience slowdowns in overall specimen collections as the pandemic surges in various parts of the world due to social distancing on the part of research subjects, supply partner site employees, and customer research organizations. Even with the growing availability of testing and vaccines and the relaxation of public health measures that were implemented to limit the spread of the pandemic, there continues to be uncertainty around the COVID-19 pandemic and its impact.

We have implemented several measures to protect the health and safety of our workforce including a voluntary work-from-home policy for our workforce who can perform their job from home as well as the restrictions on discretionary business travel. Most of our employees have returned to working from the office on a part-time basis.

The full future impact of the COVID-19 pandemic on the Company will depend on factors such as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors and suppliers. We will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business, as well as customers’ and suppliers’ businesses.

Inflation and Recession

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect our business and financial condition. As a result of the ongoing COVID-19 pandemic, there is substantial uncertainty about the strength of the global economy, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in researchers’ demand for specimens due to the research organization’s inability to obtain funding through grants.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address the Company’s financial obligations and alleviate possible adverse effects on the Company’s business, financial condition, results of operations or prospects.

Impact of the Russian-Ukrainian War on Our Operations

Our business was negatively impacted during the first half of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, we had approximately $1 million of purchase orders that were slated to be fulfilled by our supply network in Ukraine and Russia. This supply network shut down quickly at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of our Russian suppliers were disabled by sanctions. While we mobilized to shift these purchase orders to other suppliers in our network, the process of getting specimen collections from other supply sites took time, which has caused a delay in the fulfillment of such purchase orders.

As of September 30, 2022, the supply sites in Russia that had not been under sanctions were now accessible and our supply sites in Ukraine had mostly reopened.  However, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, we will not use them as sole specimen sources at a purchase order level. Alternate suppliers do not have the same favorable unit economics or specimen collection rates. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distributes specimens.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

We are committed to investing in and developing our technology. In the nine months ended September 30, 2022, we capitalized approximately $1,549,000 of internally developed software costs and have plans to continue investing at this level for the remainder of the year. We anticipate that these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future with a less than two-year rate of return on the investment.

We continue to experience declines in our COVID-19 revenue. While our non-COVID-19 revenue significantly increased by $407,000 or 6% from approximately $6,063,000 for the nine months ended September 30, 2021 to $6,470,000 for the nine months ended September 30, 2022, our COVID-19 revenue was approximately $971,000 in the nine months ended September 30, 2022 compared to approximately $2,523,000 for the same period in 2021, a $1,552,000, or 62%, decrease in COVID-19 revenue. We anticipate that our non-COVD-19 revenue will continue to increase while our COVID-19 revenue will continue to decline, which might impact our results of operations at a level that is not currently determinable due to the uncertainty of the continued impact of COVID-19.

As disclosed in a Current Report on Form 8-K filed on September 22, 2022, the Company received notices of departure from the Company’s Chief Executive Officer (“CEO”) and its Chief Operating Officer (“COO”) effective as of October 24, 2022. The Company’s Chief Financial Officer (“CFO”) was named as our interim Chief Executive Officer (“Interim CEO”) while also continuing as our Chief Financial Officer (“CFO”).

Our Interim CEO has increased efforts to manage the expanded responsibilities of Interim CEO, while continuing her responsibilities as CFO. The mission of the Company to accelerate life sciences research and development via a single global marketplace platform remains unchanged under the new management.

The focus of our Interim CEO’s activities is directed at increasing our cross-functional team communications to help improve execution, and significant focus and attention has been directed at internal and external communications. Our Interim CEO has been reviewing the Company’s structure, processes, and resources to evaluate and identify areas for improvement, and has been focusing on creating and ensuring a runway for growth and scale. Our Interim CEO has also reviewed our technology roadmap and has been green-lighting projects to accelerate development timelines.

We have identified opportunities to match specimen requests more effectively to the inventory and capabilities of our supplier network and have begun addressing these opportunities. We believe that the result will be a dramatic increase in the utilization rate of our supplier network, which currently is heavily skewed toward the top 10-15% of our suppliers. We recently began an initiative designed to dramatically reduce or eliminate supplier concentration altogether. We expect the re-leveling of our network will result in higher match rates, market depth and improved time-to-match.

We recently initiated our Marketplace Onsite Program to offer additional support to our biospecimen provider partners, and have introduced our Marketplace Onsite coordinator, whose purpose is to field all requests made by the provider partner and submit proposals on behalf of the provider partner, resulting in streamlined sample-related management and reducing strain on existing staff and product pipelines.

Additionally, this year we launched a significant initiative to reorganize our sales approach, placing a renewed focus on our sales pipeline and positioning it to scale in a post COVID-19 environment. Related to this initiative, we have retained a consultant to evaluate our existing commercial and operational structure as well as processes to identify existing shortfalls and identify areas for improvement to drive revenue. Specifically, we are conducting a top-down analysis of our commercial organization and our sales fulfillment pipeline. This initiative will help us to evaluate the drivers required for successful purchase order fulfillment. We will also be developing additional survey capabilities at various decision points across the sales process to improve results at those critical customer decision points. We believe that the customer insights gained will result in further improvements to our rates of closing business as well as the overall customer experience.

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

Financial Operations Overview and Analysis for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Revenue	$2,583,412	$2,718,534	$(135,122)	(5)%
Operating expenses:
Cost of revenue	1,181,562	913,833	267,729	29%
Technology	752,704	543,581	209,123	38%
Sales and marketing	832,625	513,107	319,518	62%
Supply development	166,058	171,595	(5,537)	(3)%
Fulfillment	516,637	399,145	117,492	29%
General and administrative	2,234,885	1,636,346	598,539	37%
Total operating expenses	5,684,471	4,177,607	1,506,864	36%
Loss from operations	(3,101,059)	(1,459,073)	1,641,986	113%
Other income (expense), net
Interest expense	(58,591)	(75,922)	17,331	23%
Interest income	60,812	3,659	57,153	(1,562)%
Other income (expense), net	3,148	(21,687)	24,835	115%
Total other income (expense), net	5,369	(93,950)	99,319	106%
Net loss	$(3,095,690)	$(1,553,023)	(1,542,667)	(99)%

Revenue

Revenue decreased by approximately $135,000 or 5%, from approximately $2,719,000 for the three months ended September 30, 2021 to approximately $2,583,000 for the three months ended September 30, 2022. This was primarily due to the reduction in demand for COVID-19 specimens in the three months ended September 30, 2022. For the three months ended September 30, 2022 and 2021, revenue derived from specimens related to COVID-19 accounted for approximately $322,000 and $923,000, or 12% and 34%, respectively, of our total revenue. For the three months ended September 30, 2022 and 2021, revenue derived from specimens related to non-COVID-19 accounted for approximately $2,261,000 and $1,795,000, or 88% and 66%, respectively, of our total revenue. Although there was a change in specimen mix that resulted in an increase in the average selling price per specimen of approximately $32, or 6%, compared to the same prior year’s period, specimens accessioned during the three months ended September 30, 2022 decreased by 560, or 11%, to 4,740, compared to 5,300 of specimens accessioned during the same period in the prior year.

Cost of Revenue

Cost of revenue increased by approximately $268,000, or 29%, from approximately $914,000 for the three months ended September 30, 2021 to approximately $1,182,000 for the three months ended September 30, 2022, which was attributable to a 45% increase in the average cost per specimen offset by an 11% decrease in the number of specimens accessioned for the current period compared to the same period in the prior year.

Technology

Technology expenses increased by approximately $209,000, or 38% from approximately $544,000 for the three months ended September 30, 2021 to approximately $753,000 for the three months ended September 30, 2022. The period over period increase was related to increases in professional fees of approximately $221,000, computer, software and information technology services of approximately $162,000, and amortization of internally developed software of approximately $50,000, offset by a decrease in payroll and related expenses of approximately $224,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $320,000, or 62%, from approximately $513,000 for the three months ended September 30, 2021 to approximately $833,000 for the three months ended September 30, 2022. The period over period increase was attributable to increases in payroll and related expenses of approximately $167,000, external marketing efforts of approximately $162,000, software costs of approximately $6,000 and travel of approximately $12,000, offset by a decrease in professional fees of approximately $27,000.

Supply Development

Supply development expenses decreased by approximately $6,000, or 3%, from approximately $172,000 for the three months ended September 30, 2021 to approximately $166,000 for the three months ended September 30, 2022. The period over period decrease was primarily attributable to a decrease in payroll and related expenses of approximately $33,000, offset by increases in operating and regulatory compliance costs of approximately $20,000, and travel of approximately $7,000.

Fulfillment

Fulfillment costs increased by approximately $118,000, or 29%, from approximately $399,000 for the three months ended September 30, 2021 to approximately $517,000 for the three months ended September 30, 2022. The period over period increase was primarily attributable to an increase in payroll and related expenses of approximately $125,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities, offset by a decrease in operating expenses of approximately $7,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $599,000, or 37%, from approximately $1,636,000 for the three months ended September 30, 2021 to approximately $2,235 ,000 for the three months ended September 30, 2022. The period over period increase was attributable to increases in payroll and related expenses of approximately $64,000, severance for our former Chief Executive Officer of $376,000, taxes and insurance of approximately $166,000, operating and maintenance expenses of approximately $122,000, and utilities and facilities expenses of approximately $23,000, offset by decreases in bad debt expense of approximately $138,000, other general expenses of approximately $7,000, and depreciation and amortization expenses of $7,000.

Other Income (Expense), Net

Other income (expense), net, increased by approximately $99,000, or 106%, from approximately $94,000 of other expense net, for the three months ended September 30, 2021 to approximately $5,000 of other income, net, for the three months ended September 30, 2022. The period over period increases in other income (expense), net, was attributable to increases in interest income of approximately $57,000, an increase in other income of approximately $25,000, and a decrease in interest expense of approximately $17,000.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Revenue	$7,440,760	$8,586,217	$(1,145,457)	(13)%
Operating expenses:
Cost of revenue	3,347,392	4,026,680	(679,288)	(17)%
Technology	1,915,877	1,315,331	600,546	46%
Sales and marketing	2,530,619	1,690,085	840,534	50%
Supply development	590,508	383,864	206,644	54%
Fulfillment	1,480,425	955,516	524,909	55%
General and administrative	5,620,393	4,144,989	1,475,404	36%
Total operating expenses	15,485,214	12,516,465	2,968,749	24%
Loss from operations	(8,044,454)	(3,930,248)	4,114,206	105%
Other expense, net
Loss on extinguishment of bridge notes and bridge notes, related parties	—	(2,740,425)	2,740,425	100%
Interest expense	(138,912)	(2,062,548)	1,923,636	93%
Change in fair value of derivative liability on convertible notes	—	(271,000)	271,000	100%
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(260,185)	260,185	100%
Interest income	87,347	3,878	83,469	(2,152)%
Other income (expense), net	9,778	(21,756)	31,534	145%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	1,582,700	(1,582,700)	100%
Gain on extinguishment of note payable	—	788,156	(788,156)	100%
Total other expense, net	(41,787)	(2,981,180)	2,939,393	99%
Net loss	$(8,086,241)	$(6,911,428)	(1,174,813)	(17)%

Revenue

Revenue decreased by approximately $1,145,000, or 13%, from approximately $8,586,000 for the nine months ended September 30, 2021 to approximately $7,441,000 for the nine months ended September 30, 2022. This was primarily due to the reduction in demand for COVID-19 specimens, a shutdown in our Ukrainian and Russian supply network which impacted our ability to fulfill orders at the start of the war, and the impact of the recession which has resulted in a reduction of the size of purchase orders. For the nine months ended September 30, 2022 and 2021, our revenue derived from specimens related to COVID-19 accounted for approximately $971,000 and $2,523,000, or 13% and 29%, respectively, of our total revenue. For the nine months ended September 30, 2022 and 2021, our revenue derived from specimens related to non-COVID-19 accounted for approximately $6,470,000 and $6,063,000, or 87% and 71%, respectively, of our total revenue. Specimens accessioned during the nine months ended September 30, 2022 decreased by approximately 482, or 3%, to approximately 16,668, compared to approximately 17,150 of specimens accessioned in the same period in the prior year. Also, a change in specimen mix resulted in a decrease in average selling price per specimen of approximately $54, or 11%, compared to the same period in the prior year.

Cost of Revenue

Cost of revenue decreased by approximately $679,000, or 17%, from approximately $4,027,000 for the nine months ended September 30, 2021 to approximately $3,347,000 for the nine months ended September 30, 2022, which was attributable to a 14% decrease in the average cost per specimen impacted by the specimen mix during the nine month period ended September 30, 2022 over the same period in 2021 and a 3% decrease in the number of specimens accessioned during the nine months ended September 30, 2022 over the same period in the prior year.

Technology

Technology expenses increased by approximately $601,000, or 46%, from approximately $1,315,000 for the nine months ended September 30, 2021 to approximately $1,916,000 for the nine months ended September 30, 2022. The period over period increase was related to increases in general operating expense of approximately $452,000, depreciation and amortization of approximately $111,000, and payroll and related expenses of approximately $38,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $841,000, or 50%, from approximately $1,690,000 for the nine months ended September 30, 2021 to approximately $2,531,000 for the nine months ended September 30, 2022. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $395,000, an increase in external marketing efforts of approximately $359,000 and general operating expenses related to sales and marketing of approximately $87,000.

Supply Development

Supply development expenses increased by approximately $207,000, or 54%, from approximately $384,000 for the nine months ended September 30, 2021 to approximately $591,000 for the nine months ended September 30, 2022. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $145,000, operating and regulatory compliance costs of approximately $46,000, and general supply development expenses of approximately $16,000.

Fulfillment

Fulfillment costs increased by approximately $525,000, or 55%, from approximately $956,000 for the nine months ended September 30, 2021 to approximately $1,480,000 for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in payroll and related expenses of approximately $537,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, offset by a decrease in general operating expenses related to fulfillment of approximately $12,000.

General and Administrative Expenses

General and administrative expenses increased approximately $1,475,000, or 36%, from approximately $4,145,000 for the nine months ended September 30, 2021 to approximately $5,620,000 for the nine months ended September 30, 2022. The period over period increase was attributable to increases in directors’ and officers’ insurance of approximately $392,000, severance for our former Chief Executive Officer of $376,000, compensation costs of approximately $314,000, computer and software of approximately $254,000, taxes of approximately $195,000, utilities and facilities expenses of approximately $58,000, travel expenses of approximately $35,000, marketing and advertising expenses of approximately $29,000, other general expenses of approximately $24,000, offset by decreases in bad debt expense of approximately $164,000, depreciation expense of approximately $20,000, and finance charges of approximately $18,000.

Other Expense, Net

Other expense, net, decreased by approximately $2,939,000, or 99%, from approximately $2,981,000 for the nine months ended September 30, 2021 to approximately $42,000 for the nine months ended September 30, 2022. The period over period decreases in other expense, net, was attributable to the decreases in loss on extinguishment of secured promissory notes the Company issued from 2018 to 2021 to investors and existing stockholders (the “bridge notes”) of approximately $2,740,000, interest expense of approximately $1,924,000, change in fair value of derivative liability on convertible notes (the “convertible notes”) of approximately $271,000, loss on extinguishment of convertible notes and convertible notes, related parties of approximately $260,000, an increase in interest income of approximately $83,000 and an increase in other income, net, of approximately $32,000, offset by decreases in change in fair value of derivative liability on bridge notes and bridge notes,  related parties of approximately $1,583,000 and gain in extinguishment of notes payable of approximately $788,000.

Liquidity and Capital Resources

			Change
	September 30, 2022	December 31, 2021	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash	$20,657,719	$27,738,979	(7,081,260)	(26)%
Working capital	21,402,836	30,442,955	(9,040,119)	(30)%
Total assets	27,939,939	35,719,598	(7,779,659)	(22)%
Accrued interest	7,778	8,167	(389)	(5)%
Term loan, net of debt discount	3,431,823	3,422,616	9,207	—%
Total stockholders' equity	22,423,460	29,791,588	(7,368,128)	(25)%

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage

Statement of Cash Flow Data:
Net cash flows used in operating activities	$(5,610,366)	$(9,348,701)	$3,738,335	40%
Net cash flows used in investing activities	(1,549,281)	(733,722)	(815,559)	(111)%
Net cash flows provided by financing activities	78,387	19,177,246	(19,098,859)	100%
Net change in cash	$(7,081,260)	$9,094,823	$(16,176,083)

Capital Resources

As of September 30, 2022, our available cash totaled approximately $20,700,000, which represented a decrease of approximately $7,100,000 compared to December 31, 2021. As of September 30, 2022, we had working capital of approximately $21,400,000. Since inception, we have relied upon raising capital to finance our operations. We intend to use our existing cash to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next 12 months. During the nine months ended September 30, 2022, our revenue was negatively impacted because of a shutdown of our Ukrainian and Russian supply network at the start of the war between Russia and Ukraine. Additionally, we are continuing to experience a reduction in COVID-19 revenue that has not been more than the offset by increases in non-COVID-19 revenue. In the event that revenue, during the next 12 months, continues to fall short of our projections or if our plans or assumptions change, including as a result of the war between Russia and Ukraine or the impact of COVID-19 or if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected. Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, and other factors, many of which are beyond our control. Specifically, as a result of recent volatility and weakness in the public markets, due to, among other factors, uncertainty in the global economy and financial markets, it may be much more difficult to raise additional capital, if and when, it is needed, unless the public markets become less volatile and stronger at such time that we seek to raise additional capital. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Cash Flows

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $5,610,000, which consisted of a net loss of approximately $8,086,000 offset by non-cash charges of approximately $1,829,000, which included $826,000 related to amortization of internally developed software, $633,000 in stock-based compensation, $341,000 in bad debt expense, $14,000 related to depreciation and amortization of property and equipment, $9,000 of amortization of debt issuance cost on the Term Loan, and $6,000 of proceeds from issuance of common stock in exchange for services. Total changes in assets and liabilities of approximately $647,000 were attributable to a $877,000 decrease in accounts receivable-unbilled, a $443,000 decrease in accounts receivable, a $135,000 increase in accounts payable, offset by a $655,000 decrease in deferred revenue, a $124,000 decrease in accrued expenses, and a $15,000 increase in prepaid expenses and other current assets.

For the nine months ended September 30, 2021, net cash used in operating activities was $9,349,000, which consisted of a net loss of $6,911,000 offset by non-cash charges of approximately $3,019,000, which primarily includes a $2,740,000 loss on extinguishment of bridge notes, $870,000 of amortization of discount on amended bridge notes, $714,000 related to amortization of internally developed software, a $260,000 loss on extinguishment of convertible notes, $450,000 in stock based compensation, $34,000 in bad debt expense, $33,000 related to depreciation and amortization of property and equipment, $13,000 proceeds from issuance of common stock in exchange for services, $3,000 of amortization of debt issuance cost on the Term Loan, and $1,000 of amortization of discount and debt issuance costs on convertible notes, partially offset by a $1,312,000 loss on derivative liabilities, and a $788,000 gain on the extinguishment of the note payable. Total changes in assets and liabilities of approximately $5,456,000 were primarily driven by a $1,710,000 decrease in accrued interest, a $1,441,000 decrease in accounts payable, a $1,226,000 increase in accounts receivable, a $1,098,000 increase in accounts receivable-unbilled, a $155,000 decrease in deferred revenue, and a $41,000 increase in prepaid expenses and other current assets, partially offset by an increase in accrued expenses of $214,000.

Investing Activities

Net cash used in investing activities was approximately $1,549,000 and $734,000 for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $1,549,281 of capitalization of internally developed software. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $731,172 of capitalization of internally developed software and $2,550 for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $78,000 and $19,200,000 for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities for the nine months ended September 30, 2022 consist of $78,387 received from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of $18,000,000 of proceeds received from the issuance of common stock in connection with the IPO, $3,500,000 of proceeds received from the issuance of note payable, $2,498,000 of proceeds from the issuance of over-allotment shares of common stock, $500,000 of proceeds received from the issuance of bridge notes payable, $44,000 of proceeds received from the exercise of stock options, and $1,000 of proceeds received from the exercise of warrants, partially offset by the $3,000,000 payment of principal to the holders of the bridge notes, $2,340,000 for the payment of offering costs in connection with the issuance of common stock in connection with the IPO, and $26,000 for the payment of debt issuance costs in connection with the note payable.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the nine months ended September 30, 2022.

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

We define our non-GAAP financial measure of Adjusted EBITDA as net loss, excluding income tax benefit, change in fair value of derivative liabilities, loss on extinguishment of bridge notes and related party bridge notes, gain on extinguishment of note payable, interest expense, depreciation and amortization, non-cash impact of severance accruals and share-based compensation expense.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Net loss	$(3,095,690)	$(1,553,023)	$(8,086,241)	$(6,911,428)
Depreciation and amortization	293,920	253,990	839,391	747,834
Accrued severance costs	350,000	—	350,000	—
Share-based compensation	219,936	399,821	633,475	450,231
Interest expense	58,591	75,922	138,912	2,062,548
Loss on extinguishment of bridge notes and bridge notes, related parties	—	—	—	2,740,425
Loss on extinguishment of convertible notes and convertible notes, related parties	—	—	—	260,185
Gain on extinguishment of note payable	—	—	—	(788,156)
Change in fair value of derivative liability on convertible notes	—	—	—	271,000
Change in fair value of derivative liability on bridge notes and bridge notes, relates parties	—	—	—	(1,582,700)
Adjusted EBITDA	$(2,173,243)	$(823,290)	$(6,124,463)	$(2,750,061)

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employee Stock Grant

In the nine months period ended September 30, 2022, our board of directors approved the grant of an aggregate of 175,261 restricted stock units (“RSUs”) to our employees under the iSpecimen Inc. 2021 Stock Incentive Plan (the “2021 Plan”).

Unless the above-mentioned RSUs are forfeited pursuant to the 2021 Plan, the RSUs vest quarterly over four years with a one-year cliff. The RSUs and the underlying shares of common stock are issued to our employees in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSpecimen Inc.

Date: November 8, 2022	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)