Form 10-K
period 2022-12-31
iSpecimen Inc.
filed 2023-03-21
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $13,041,157. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2023, there were 9,016,558 shares of Common Stock, par value $0.0001 per share, of the Registrant issued and outstanding.

Documents Incorporated by Reference

Not applicable.

SPECIAL NOTE

As used in this Annual Report on Form 10-K (“Annual Report”), unless the context otherwise requires, the terms the “Company,” “iSpecimen,” “we,” “us,” and “our” refer to iSpecimen, Inc., a Delaware corporation. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ended December 31, 2022).

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consult all of the information set forth in this Annual Report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Act and the Exchange Act, including our reports on Forms 10-Q and 8-K.

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

Our business is subject to numerous risks as described in this section. Some of these risks include:

Risks Associated with Our Business

➢	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability;
➢	We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
➢	We may require additional capital in the future and an inability to meet future capital needs could adversely impact our ability to operate;
➢	We have a relatively short operating history which can lead to difficulty in accurately forecasting future results;
➢	Our growth strategy may not prove viable and we may not realize expected results;
➢	The continued COVID-19 pandemic could continue to adversely affect our business;
➢	We rely upon relatively few customers for a significant portion of revenue and do not have a recurring revenue business model. A loss of large customers could affect our ability to operate;
➢	Sustainable future revenue growth is dependent upon the development of technology solutions that enable scale and address new markets;
➢	Customers and customer prospects may be averse to using a self-service marketplace to procure specimens and may continue to require iSpecimen personnel in the procurement process, impacting our scalability and profitability;
➢	Our supply chain may not provide adequate resources to quickly respond to requests for specimens and delays in the procurement process can affect our reputation, revenue, and profitability;
➢	Recent changes in our management may lead to instability and negatively affect our business;
➢	Specimen collection from human subjects, including the possible occurrence of adverse events during or after tissue collection, could provide exposure to claims and litigation;

➢	Our senior management team has limited experience managing a public company;
➢	Our revenue may be adversely affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales; and
➢	We currently maintain all of our cash with one financial institution and, therefore, our cash could be adversely affected if the financial institution in which we hold our cash fails.

Risks Related to Regulatory Environment

➢	Failure to comply with applicable federal and state laws around data protection, of research subjects, import/export regulations, occupational health and safety biohazards and dangerous goods, environmental, and other regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business;
➢	Failure to comply with applicable international laws around data protection (such as the EU General Data Protection Regulation), protection of research subjects, import/export regulations, occupational health and safety, biohazards and dangerous goods, environmental and other regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business;
➢	Failure to comply with laws and regulations related to the protection of research subjects could result in fines, penalties, and litigation, and have a material adverse effect upon our business; and
➢	Product safety and product liability, including bio-hazard risks, could provide exposure to claims and litigation.

Risks Related to Our Securities

➢	If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, our common stock could be delisted from Nasdaq;
➢	The sale of substantial shares of our common stock may depress our stock price;
➢	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders;
➢	Our bylaws, as amended, designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees; and
➢	Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director.

PART I

Item 1. Business

Our Mission, Vision, and Core Values

iSpecimen’s mission is to accelerate life science research, discovery and  development with a global marketplace platform that connects researchers to subjects, specimens, and associated data. Our vision is to create an “Amazon-like” global Marketplace of patients, biospecimens, and data for research to improve the quality of human life. We implement employee programs that foster a company culture predicated on the core values of corporate and individual growth, results and accountability, team before self; a can-do positive attitude, and the perseverance to succeed.

Overview

iSpecimen is technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biospecimens for their research, with the billions of biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. Our ground-breaking iSpecimen Marketplace platform was designed to solve this problem and transform the biospecimen procurement process to accelerate medical discovery.

The iSpecimen Marketplace brings new capabilities to a highly fragmented and inefficient biospecimen procurement market. Our technology consolidates the biospecimen buying experience in a single, online marketplace that brings together healthcare providers who have biospecimens and researchers across industry, academia, and government institutions who need them. We are seeking to be transformative in the world of biospecimen procurement.

The iSpecimen Marketplace offers single-source access to millions of human biospecimens and patients across a diverse network of specimen providers — quickly and compliantly — saving researchers time and money in their specimen procurement process while making it easier and more efficient for providers to get their specimens in the hands of researchers who need them. We have adopted many of the same ease-of-use characteristics of these business to consumer, or B2C marketplaces, from simple guided searches, to the ability to refine search criteria with sliders and checkboxes, to the ability to add chosen items to a cart in order to purchase them, to online order management. Our two-sided marketplace platform makes it easy for researchers and healthcare providers to connect and transact, introducing efficiencies into what is otherwise a very time-consuming and manual process.

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

As of December 31, 2022, we had more than 6,703 external registered users on the iSpecimen Marketplace platform, representing more than 2,622 unique internet domains. Collectively, these users logged into the iSpecimen Marketplace more than 135,266 times and performed nearly 17,679 specimen searches yielding more than 1,985 quote requests since its launch.

Our iSpecimen Marketplace platform has compiled de-identified healthcare data provided by our healthcare supply partners’ approximately 17 million patient records, 89 million clinical specimen records, one million banked specimen records, 700 million laboratory test results, and 1,000,000 medical conditions as of December 31, 2022 — to allow researchers to easily search for and select research subjects, specimens, and associated data they need to drive their research programs. It then orchestrates and manages the biospecimen procurement workflows of both researchers and suppliers to bring efficiency to the entire buying process. Through the iSpecimen Marketplace, researchers gain instant access to millions of specimens anytime, anywhere, while participating supply organizations gain an opportunity to contribute compliantly to medical research while increasing their revenue and sustainability.

Planned Developments of our Marketplace

While the iSpecimen Marketplace currently supports our business model of providing access to search, find, and acquire human biospecimens and associated data from “inquiry to invoice” and positions us for future expanded business model exploration, there are a number of areas in which the iSpecimen Marketplace functionality could be enhanced to better support our stakeholders, including our prospects and customers, iSpecimen sales and operations staff, and our supply partners. We believe with additional investment in technology development resources, we could make significant progress in scaling our iSpecimen Marketplace and, by the end of 2024, in addition to increased patient and specimen data integration, we expect to continue to improve the matchmaking across the platform and have capabilities such as more direct support for our prospective collections, deeper search and workflow capabilities, increased automation, and direct pricing availability in the platform.

We plan to continue technology investment to better connect healthcare researchers with our network of suppliers to enable the acquisition of human biospecimens and data to help accelerate research and expand the impact of our iSpecimen Marketplace platform from “inquiry to invoice” through the following key approaches:

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

We continue to prioritize and release updated versions of the iSpecimen Marketplace platform in alignment with these areas and believe that continuing to focus on these approaches will enable us to scale our business model more effectively. As part of this continued platform evolution, iSpecimen continues to explore adjacencies that leverage the platform including a data as a product model.

Our Technology

Technology Components

The iSpecimen Marketplace technology is comprised of four major functional areas: search, workflow, data, administrative compliance and reporting. We continue to invest in the evolution of these areas to improve customer and supplier engagement with the platform; provide operational efficiencies for our suppliers, our customers, and our internal operations; and increase the liquidity of products and services obtained through the platform. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position our Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

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

Our search capabilities are what most notably distinguishes the iSpecimen Marketplace from other business-to-business, or B2B bioprocurement marketplaces. Whereas some other bioprocurement marketplaces support a search that generates a list of service providers that the researcher must then contact to inquire about specimen availability, the iSpecimen Marketplace goes a step further and returns a list of available specimens and data that actually meet the researcher’s specific requirements. Researchers can then select the individual specimens, add them to a cart, and request a quote for these exact specimens. By incorporating user experiences that researchers are accustomed to from their online consumer shopping experiences, such as faceted searches and the ability to add items to a cart, the iSpecimen Marketplace brings B2C ease of use to the B2B space.

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

Finally, the Marketplace technology acts as the command and control center for internal iSpecimen operations users and allows them to easily federate and manage the sourcing of specimens and data for all requested projects across a large and growing supply chain. The technology tracks and manages requests for specimens from inquiry-to-invoice and provides a single place for internal users to manage all specimen requests, orders, shipments, and data. Additionally, because our technology easily scales to support a growing supply network and customer base, we have satisfied projects of all types and sizes — from small specimen requests to projects with more than a thousand samples from specific patient cohorts. As of December 31, 2022, we have delivered more than 190,000 specimens in support of nearly 2,670 unique projects since inception.

➢	Data. We power search and orchestrate the procurement workflow through our ability to acquire, ingest, generate, and use big data from our healthcare provider partners. Working with a global, centralized set of healthcare providers, we receive this data in a variety of different formats and quality levels. We de-identify, normalize, and harmonize our supplier network’s data for usage in our iSpecimen Marketplace, ensuring the highest level of patient privacy and compliance with HIPAA and all other applicable regulations that govern the research use of patient specimens and data. As of December 31, 2022, the iSpecimen Marketplace had ingested and harmonized data on approximately 17 million patients, 89 million clinical specimens, one million banked specimens, 700,000 million laboratory test results, and 1 million medical conditions.

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

As we continue to ingest and generate more data, there are additional business opportunities to leverage our platform and continue to evolve the iSpecimen Marketplace using modern approaches such as robotic process automation and artificial intelligence/machine learning techniques to further improve the efficiency and effectiveness of the platform and enhance the value of the data. Our ability to leverage network effects will enable us to realize increasing returns from our investments and expand into adjacent markets such as clinical trial patient recruitment, data as a product, and software-as-a-service (SaaS).

➢	Administrative, Compliance, and Reporting. Administrative, compliance, and reporting functions are critical components to enable users to properly evaluate and manage the bioprocurement process. Our administrative capabilities include functions such as user management to assign users and roles and password management to ensure passwords are updated regularly, among other capabilities. Compliance management includes manual and technology-based processes that allow iSpecimen to track and manage unique regulatory and legal requirements across customers and suppliers (such as consent requirements versus consents granted, required specimen and data uses versus allowable specimen and data uses, resale or distribution requirements versus resale or distribution rights) to make sure that customer requirements and supplier requirements match before transferring specimens and data. Additionally, we conduct regular audits of supply sites capabilities and confirm that supply sites have IRB (or equivalent) protocols in place where required by law. Our reporting tools turn operational data into useful information by enabling users to view operational data in tables and other visualizations. Together, they help manage and streamline administrative, compliance, and reporting functions.

Our Products and Services

The iSpecimen Marketplace currently supports the supply chain management and bioprocurement process for specimens and associated data. We derive our revenue by procuring specimens from our healthcare provider network and then distributing these annotated biospecimens to our research client base. Revenue flows from the researchers who pay our Company to provide the specimens and we share that revenue back with the healthcare providers who supplied them. Revenue share back to the supplying organization is generally 20% to 50%, depending upon the sample type, collection requirements, and data provided. We are flexible and allow our suppliers to work with us using a number of revenue share constructs, including a fixed percent revenue share arrangement (whereby we share a fixed percentage of the revenue back with them), a fixed pricing schedule (whereby they set their pricing per specimen type), or on a project-based pricing (whereby the supply site sets fees on a per project basis). We have derived substantially all of our revenue from biospecimen procurement and to date, have not charged our customers or suppliers fees for the use of the iSpecimen Marketplace platform, or for marketing, sales, contracting, or compliance functions that we provide as part of the specimen procurement process.

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

Currently, we provide access to the following types of human biospecimens from healthy and diseased-state subjects:

➢	Biofluids — such as whole blood, plasma, serum, urine, saliva, sputum, nasopharyngeal material, and cerebral spinal fluid;

➢	Solid tissue — such as fresh, fixed, and cryopreserved tissue; and formalin-fixed paraffin embedded blocks, slides, and curls; and
➢	Hematopoietic stem and immune cells — such as bone marrow, cord blood, whole blood, or sub-components of these tissues such as peripheral blood mononuclear cells (including normal or mobilized leukapheresis collections) and other isolated cell types (CD34+,T cells, NK cells, B cells, and monocytes).

For each of the biospecimen types, we offer:

➢	Remnant specimens — specimens collected originally for clinical testing purposes but are no longer needed for clinical care of that patient. These samples typically are sourced from clinical laboratories and pathology laboratories prior to their disposal; and
➢	Research use only specimens — specimens collected specifically for research via a direct intervention with a research subject, under a protocol that has been reviewed and approved by an ethics committee such as an IRB and with such research subject’s consent. These samples are typically sourced at healthcare providers or commercial partners that are a part of our supply network.

The cross product of all these categories (i.e. remnant or research use only and biofluids, tissues, or hematopoietic stem or immune cells) describes the product types we use to track and manage the business. These groupings include:

➢	Remnant biofluids — These leftover clinical samples are procured from our clinical lab partners and are typically available days after specimen collection. They are generally priced to the researcher per specimen, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 15% and 8% of our revenue in 2022 and 2021, respectively.
➢	Remnant tissue — These leftover anatomic pathology samples are procured from our pathology lab partners and typically are available years after they were first collected for clinical care. They are generally priced depending upon specimen type, rarity, and requested data.
➢	Remnant hematopoietic stem and immune cells — Remnant hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their viable cellular components, that are left over from a clinical testing process. These samples may be obtained from clinical and anatomic pathology labs.
➢	Research use only biofluids — Research use only biofluids are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. We obtain these samples via a variety of sources, including our biorepository and clinical research center partners. They are generally priced to the researcher per collection, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 38% and 52% of our revenue in 2022 and 2021, respectively.
➢	Research use only tissue — Research use only tissues are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. They are typically collected during a clinically required surgical procedure. We obtain these specimens from our biorepository partners, anatomic pathology laboratories, or clinical research centers that have relationships with surgical facilities. These samples are priced to the researcher per sample, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 43% and 37% of our revenue in 2022 and 2021, respectively.
➢	Research use only hematopoietic stem and immune cells — Research use only hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their cellular components, which are collected from subjects with their consent and under an IRB (or equivalent) protocol. Some of the aforementioned products are collected from healthy subjects or diagnosed (diseased) subjects and may be offered to researchers in fresh or cryopreserved format. They are prospectively collected primarily from our blood donor center partners or picked from banked inventory maintained by our supply site partners. The collection of these samples may require subjects to undergo apheresis procedures, bone marrow extraction procedures, and/or hematopoietic stem cell

(HSC) mobilization therapies. These products are generally priced to the researcher per collection depending upon collection type, specimen type, rarity (subject phenotype or attributes selected), required procedures, and requested data. Research use only hematopoietic stem and immune cells were a relatively new product to us in 2019. These specimens accounted for approximately 2% of our revenue in 2022 and 2021.

For each of these product types, biospecimens may already exist in laboratory archives or banked in our network of biorepositories (“banked”) or may be collected in the future from our network of healthcare providers and commercial specimen providers (“prospectively-collected” or “custom collections”).

Our Supply Partners

Critical to the success of the iSpecimen Marketplace is the network of healthcare providers who make their patients, samples, and data available to researchers. This supply network was built over a ten-year period and as of December 31, 2022, our supply network consisted of  approximately 200 unique healthcare organizations and biospecimen providers under agreement, including healthcare systems, community hospitals, clinics, private practice groups, commercial laboratories, blood centers, commercial biobanks, clinical research sites, and cadaveric donation centers.

Our suppliers are located in 18 countries across the Americas, Europe, and Asia and our cost of revenue for the years ended December 31, 2022 and 2021, break out as follows geographically:

	December 31,
	2022	2021
Americas	90.52%	92.52%
Europe, Middle East, and Africa (“EMEA”)	6.91%	6.51%
Asia Pacific (“APAC”)	2.57%	0.98%

There was one supplier that accounted for 12.3% of our total cost of revenue during the year ended December 31, 2022. There were four suppliers that accounted for 11.3% ,10.5% ,10.4% and 10.4% of our total cost of revenue during the year ended December 31, 2021.

Each supplier organization may give us access to one or more of the following environments within their organization where specimens may be obtained:

➢	Clinical labs — This environment provides access to remnant biofluids and is typically found in hospitals, commercial laboratories, clinics, and private practice groups. As of December 31, 2022, approximately 50 of our healthcare supply sites provided us with access to remnant biofluids originating in clinical labs;
➢	Pathology labs — This environment provides access to remnant tissue and remnant hematopoietic stem and immune cells and typically exists within hospitals or commercial laboratories. As of December 31, 2022, approximately 25 of our healthcare supply sites provided us with access to remnant tissue or cells originating in pathology labs;
➢	Biorepositories — These organizations typically reside within larger healthcare systems or commercial organizations. Generally, they collect and store specimens for unspecified future research purposes. As of December 31, 2022, approximately 60 of our supply sites provided us with access to specimens stored in biorepositories;
➢	Blood donor centers — These organizations typically collect large volumes of blood and derivatives for therapeutic or research purposes. They own and operate donor centers and may manufacture broad selection of isolated cell types (fresh or cryopreserved) from consented donors for research use. As of December 31, 2022, seven of our supply sites provided us with access to large volume blood products;
➢	Cadaveric donation centers — These organizations receive whole cadavers and provide access to cadaveric tissues, biofluids, and stem cells, specifically for research purposes. As of December 31, 2022, two of our supply sites provided us with cadaveric tissues and biofluids; and

➢	Clinical research centers — These organizations generally reside within healthcare facilities such as hospitals or clinics, or they operate as standalone entities providing access to subjects for research programs. Subjects may be approached and consented to provide specimens when they are in for healthcare appointments (i.e. patient encounters) or may be called in to specifically participate in research projects. As of December 31, 2022, approximately 180 of our healthcare supply sites provided us with access to patients directly from over 1,000 hospitals and thousands of clinics and practice groups.

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

Our Customers

Our customer base is primarily comprised of three main segments: biopharmaceutical companies, in vitro diagnostic (“IVD”) companies, and government/academic institutions. As of December 31, 2022, we have distributed our specimens to approximately 631 customers such as the Centers for Disease Control and Prevention. Since entering the regenerative medicine market late 2019, we have acquired 33 customers representing 4% of our total revenue in 2021, and 2% in 2022.

From our inception through December 31, 2022, we have distributed more than 190,000 specimens to 21 countries and our geographical revenues distribution for the years ended December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Americas	89.54%	92.7%
Europe, Middle East, and Africa (EMEA)	7.43%	6.69%
Asia Pacific (APAC)	2.78%	0.61%

During the year ended December 31, 2022, there were two customers that accounted for approximately 14% and 12% of our total revenue generated. During the year ended December 31, 2021, no customers represented greater than 10% of the Company’s revenues. We continuously engage with all customers when we receive inbound requests from them, whether they are within or outside of the Americas. Year-over-year, our top customers have been different because their specimen needs tend to be project-based and depending upon where they are in their research and development cycle, they may not need large numbers of specimens each year. Regardless, our customer retention rates are high, with 22 of our top 25 customers (88%) in 2021 also procuring specimens in 2022.

Biospecimens have broad utility within the healthcare and life science industries, as they are collected and used throughout nearly every stage of diagnostic and therapeutic product discovery and development. For diagnostic products, they are used consistently for preclinical discovery, clinical validation, and post-market validation, as well as surveillance. For therapeutic products, these samples are most often used during preclinical research involving drug target identification and validation, compound screening, lead optimization, predictive toxicology, and pharmacokinetic studies. They are also used for biomarker companion diagnostic discovery and development, which has been shown to reduce the costs of drug clinical trials by 30 to 60% according to Ark Research. In the case of regenerative medicine applications, hematologic samples are used for research and development of engineered cell therapies (e.g. CAR-T, CAR-NK), stem cell therapies (e.g. hematopoietic stem cells, mesenchymal stem cells), exosome therapies, identification of cell immunophenotypes for allogeneic therapies, and for developing and scaling-up cell therapy manufacturing processes.

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

The vast majority of the specimens used by our customers are for projects that do not require 21 CFR Part 11 compliance, and our customers are responsible for determining whether they require Part 11-compliant data for the particular use. For specimens that are collected with informed consent, we audit informed consent differently for supply sites that use their own IRB or ethics committee and those supply sites that use the IRB we contract. In the event we are required to contact a client about a shipped specimen that is not supported by informed consent, which had not happened as of December 31, 2022, the client would then determine whether it could use the specimen without informed consent. In addition, we contract with an outside IRB for IRB services, which agrees to perform the services in accordance with all applicable laws and regulations governing independent institutional review boards, and to indemnify us for its failure to comply with applicable laws, rules, and regulations. The failure of our Company or our supply sites to comply with international, federal, state, and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which could have a material adverse effect on our business.

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

Currently, iSpecimen collects personal data on customers, suppliers, investors, employees, research subjects, Marketplace registrants, and other individuals who interact with iSpecimen personnel or our websites. We believe we are in compliance with these data protection rules but there remains inherent risk of a data breach of iSpecimen’s systems or any of our technology service and SaaS providers (such as those organizations who provide us with customer relationship management software, marketing automation software, online file storage, web services, email systems, accounting systems, and data aggregation and visualization services).

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

COVID-19 and its Impact

In response to the COVID-19 pandemic, we have put in place additional health and safety protocols. We continue to monitor and revise these protocols as appropriate to address the evolving nature of the pandemic. While we have seen a return to business as usual in our industry, we continue to monitor the future impact of the COVID-19 pandemic on the Company, which includes such factors as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors and suppliers. We will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business, as well as customers’ and suppliers’ businesses.

Employees

As of December 31, 2022, we had seventy-five employees (not including co-ops or summer interns), nine of whom were engaged in research and development activities, twenty-two of whom were engaged in sales and marketing activities, twenty-one of whom were engaged in operations and fulfillment activities, ten of whom were engaged in supply development and management activities, and six of whom were engaged in general and administrative functions. Our employees are primarily located in Lexington, Massachusetts with twenty-three remote sales, marketing, and supply development personnel located elsewhere in the U.S.

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

We were founded in 2009 and completed our first commercial sale in 2012. We did not start generating revenues until 2016. We are not profitable and have incurred losses in each period since our inception in 2009. For the year ended December 31, 2022 and 2021, we reported net losses of $10,245,922 and $8,961,815, respectively. We had an accumulated deficit of $48,265,324 as of December 31, 2022.

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

In the future, we may identify material weaknesses in our internal controls over financial reporting that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

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

While we had a small amount of revenue beginning in 2012, we did not have any full-time sales and marketing personnel to build our commercial operations until 2016. As a result of our relatively short history of revenue generation, our ability to accurately forecast future results is limited and is impacted by a number of factors, including:

➢	Our revenue is transactional and not recurring. Researchers pay us to provide specimens when they have a need for specimens. We do not currently charge our customer or supply chain for access to the iSpecimen Marketplace;
➢	Our revenue is significantly concentrated and varies by customer year-over-year. There were two customers that represented approximately 14% and 12% of our revenue in 2022. In 2021, there were no customers that accounted for more than 10% of our revenue;
➢	Researcher needs may change over the lifetime of a project, based on the stage of the project. A research customer in one time period may not have a need for specimens again in the next;
➢	Research projects get terminated or suspended for a variety of reasons, including funding issues or unexpected results. Any termination or suspension of a project may cause a corresponding cancellation or delay in purchase orders we have received for specimens;
➢	Suppliers may not accurately estimate how long it will take them to fulfill specimen requests, making it more difficult to accurately forecast when we will recognize revenue on these specimen requests; and
➢	We created our first sales team in the fourth quarter of 2019, which we have continued to expand, and therefore we have limited historical selling data per salesperson upon which to generate future revenue forecasts.

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

We are subject to the risks arising from the COVID-19 outbreak’s social and economic impacts on the healthcare services industry. In response to this risk, we have put in place additional health and safety protocols. We continue to monitor and revise these protocols as appropriate to address the evolving nature of the pandemic. While we have seen a return to business as usual in our industry, we continue to monitor the future impact of the COVID-19 pandemic on the Company, which includes such factors such as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors and suppliers. We will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business, as well as customers’ and suppliers’ businesses.

International operation expansion could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition.

We operate internationally and expect to expand internationally. For example, we procure specimens from sites outside of the United States and we also distribute samples to organizations located around the world. As of December 31, 2022, we had customers in 21 countries, supply sites in 18 countries, and two international distributors. International expansion exposes us to additional risks, including:

➢	changes in local political, economic, social, and labor conditions, which may adversely affect our business;
➢	risks associated with trade restrictions and foreign import requirements, including the importation and exportation of our solutions, as well as changes in trade, tariffs, restrictions or requirements;
➢	heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies;
➢	fluctuations in currency exchange rates, which may make doing business with us less appealing as our contracts are generally denominated in U.S. dollars;
➢	greater difficulty in enforcing contracts;

➢	lack of brand awareness that can make commercializing our products more difficult and expensive;
➢	management communication and integration problems resulting from cultural differences and geographic dispersion;
➢	the uncertainty and limitation of protection for intellectual property rights in some countries;
➢	increased financial accounting and reporting burdens and complexities as a result of being a public company;
➢	lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or partners;
➢	potentially different pricing environments, longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;
➢	uncertainty regarding liability for products and services, including uncertainty as a result of local laws and lack of legal precedent;
➢	different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions;
➢	compliance with complex foreign and U.S. laws and regulations applicable to international operations may increase the cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy requirements, research ethics and compliance laws, anti-corruption laws, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results; and
➢	instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, including without limitation, the war between Russia and Ukraine which started in February 2022, regions from which we obtain specimen supplies.

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

The occurrence of severe weather, natural disasters, health epidemics, acts of war or terrorism, military conflicts such as the war between Russia and Ukraine, and other adverse external events or conditions that impact us or the operations of third parties who provide services for us have the potential to significantly impact our ability to conduct business. Although we have business continuity plans in place, including an emergency succession plan, there is no guarantee that our plans can be successfully implemented. Even if we were to successfully implement our continuity plans, we may incur substantial expenses and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted.

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

Our iSpecimen Marketplace technology consists of four major functional areas: data ingestion and harmonization, search, workflow management, and administration, compliance and reporting. Each of these functional areas need continual development to both enable our current business to scale and to enable us to enter new markets. Our intention is to focus most of our engineering resources on the development of the iSpecimen Marketplace platform for the foreseeable future. In fiscal year 2022, we incurred $4,449,206 in technology expenses, and capitalized $2,975,686 for internally developed software. While we are spending, and expect to continue to spend, a significant amount of time and resources on the development of this platform, we cannot provide any assurances of our iSpecimen Marketplace’s short or long-term success or growth. While we believe that the net proceeds from our initial public offering closed in June 2021 and in our private placement offering closed in December 2021 will be sufficient to fund our current operating plans, there is no assurance that the resources being allocated for the platform will be sufficient to complete planned additional capabilities, or that such completion will result in significant revenues or profit for us. If our customers or suppliers do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new customers or suppliers.

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

Our customers generally place orders for our products and services using a purchase order and we invoice our customers after they have received the products or services from us. During this procurement process, we become obligated to pay our suppliers for any products or services we procure from them on behalf of our customers regardless of whether our customers ultimately pay us for these products or services. Therefore, we bear the responsibility for the credit risk of our customers. We mitigate this credit risk through procedures that evaluate the creditworthiness of customers prior to accepting a purchase order from them. However, our procedures may not successfully identify all those who ultimately fail to pay us for our products and services and any non-payments may negatively impact our revenues, results of operations, and financial condition.

Our customer mix increases the risk of customers not paying our invoices.

We derive, and believe that we may continue to derive, a significant portion of our revenues from privately held, investor-backed biopharma companies that are not profitable and have little operating history. These organizations may be at a higher risk of not paying for provided products and services on a timely basis or at all. If these companies fail to pay our invoices, our profitability will be adversely impacted.

We rely upon relatively few customers for a significant portion of revenue and do not have a recurring revenue business model. A loss of large customers could affect our ability to operate.

We have derived, and believe that we may continue to derive, a significant portion of our revenue from a limited number of customers that vary each year. While for the year ended December 31, 2022, two customers represented 14%  and 12% of the Company’s revenues, for the year ended December 31, 2021, no customer represented more than 10% of our revenue. We do not have a recurring revenue model and our customers may buy less of our products or services depending on their research and development cycles, internal budget cycles, product and service requirements, and competitive offerings. A major customer in one year may not purchase any of our products or services in another year, which may adversely affect our financial performance.

Customers and customer prospects may be averse to using a self-service marketplace to procure specimens and may continue to require iSpecimen personnel in the procurement process, impacting our scalability and profitability.

The iSpecimen Marketplace functions as a lead generation system to capture customer requests for specimens and as a workflow engine to allow customers, suppliers, and our Company to track and manage specimen requests. Currently, it does not fully support self-service eCommerce because key capabilities required to satisfy these transactions across all of our product lines, such as a pricing engine and patient-level search, have yet to be incorporated. Therefore, currently all customer requests for specimens require assistance from iSpecimen sales personnel. At a minimum, our sales personnel are involved in the generation of customer quotes, but they often also act in a consulting role to help develop specimen request specifications on more complex projects or to perform searches on the customer or customer prospect’s behalf.

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

Our contracts with our customers generally allow them to reduce, delay, or cancel the unfulfilled portion of their specimen order with a two-week notice. Customers may reduce, delay, or cancel their unfulfilled orders due to a variety of reasons including they make changes to project requirements and the open request no longer meets their needs; their budgets change or projects get cancelled; they place orders with multiple specimen providers and cancel open orders when they have procured sufficient quantity of samples across all their sources; or we are unable to fulfill the entire order before the project deadline. For orders received and closed (either fully fulfilled, reduced, or cancelled) for 2022 and 2021, we fulfilled approximately 73.0% and 73.5%, respectively, of the total value of these orders. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the reduction, delay or cancellation of orders.

We have entered into contracts with U.S. government agencies and contractors which subjects us to federal contract and audit risks.

We entered into contracts with U.S. government agencies and contractors, representing approximately 8.3% and 1.6% of our total revenue for 2022 and 2021, respectively, that may contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

➢	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts;
➢	terminate our existing contracts;
➢	reduce the scope and value of our existing contracts;
➢	audit and object to our contract-related costs and fees, including allocated indirect costs; and
➢	change certain terms and conditions in our contracts.

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

As a U.S. government contractor and subcontractor, we may become subject to periodic audits and reviews. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, compensation, and/or management information systems. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

Instead, we rely upon our customers to perform quality checks themselves and offer refunds or replacements for products that do not meet specification. We receive products from supply sites and ship them to our customers. In 2022, the percent of specimens that met specifications was 99% for clinical remnant specimens, 99% for banked research specimens and 99% for custom research collections. In 2021, the percent of specimens that met specifications was 98% for clinical remnant specimens, 99% for banked research specimens and 97% for custom research collections. Refunds and replacements for our products that did not meet specifications for 2022 were nominal. Any issues with quality from our supply sites can adversely affect our reputation, revenue, and profitability.

Reliance on relatively few supply partners for significant supplies and services could affect our ability to operate and grow.

We have derived, and believe that we may continue to derive, a significant portion of our revenues from products we procure from a limited number of supply sites. For the year ended December 31, 2022, there were two suppliers who each accounted for 12% of our total cost of revenue and two other suppliers who, together, accounted for an additional 16% of our total cost of revenue. For the year ended December 31, 2021, there were two suppliers who each accounted for 11% of our total cost of revenue and two other suppliers who, together, accounted for an additional 20% of our total cost of revenue. Any change in the ability of a major supply site to provide us with products and services (such as financial health of the supply site, key leadership, research focus, information technology, competitive demand for specimens from third-parties, pricing structures, contract status and changes in the general economy) may adversely affect our financial performance.

Our supply partners’ inventories may become obsolete, which could have a material adverse effect upon our ability to generate revenue.

During the year ended December 31, 2022, approximately 56% of our revenue was derived from specimens that were procured from our supply partners’ existing sample inventories in their biobanks. These inventories may become obsolete due to changes in regulatory requirements such as a requirement for new consent form disclosures; changes in researcher requirements for the types of specimens, subjects, and data they need for their studies; and/or general degradation in the quality of stored specimens. Any change in regulations, researcher needs, or specimen quality could render our supply partners’ inventories obsolete and may adversely affect our financial performance.

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

As of December 31, 2022, the Company’s supply sites in Russia that had not been under sanctions were now accessible and the Company’s supply sites in Ukraine had mostly reopened. However, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company does not use them as sole specimen sources at a purchase order level. Alternate suppliers do not have the same favorable unit economics or specimen collection rates. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

Recent changes in our management may lead to instability and negatively affect our business.

In September 2022, Christopher Ianelli, our former President and Chief Executive Officer, vacated his positions with the Company and, in October 2022, Jill Mullan, our former Chief Operating Officer, vacated her position with the Company. Dr. Ianelli’s employment with the Company and Ms. Mullan’s employment with the Company were each terminated on October 24, 2022. In September 2022, our board of directors appointed then Chief Financial Officer, Tracy Curley, to serve as our Interim Chief Executive Officer, while continuing to serve as Chief Financial Officer.  In January 2023, the board of directors appointed Ms. Curley to serve as our full-time Chief Executive Officer and she continues to also serve as our Chief Financial Officer. Since October 2022, Ms. Curley has assumed all the responsibilities formerly held by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. We cannot be certain that the changes in management and the challenges of one officer serving solely in the three highest executive positions of the Company will not negatively affect our business in the future or that additional changes in management will not occur. Additionally, we may be negatively impacted by a lack of internal control processes as a result of our having one officer serving in the positions of both principal executive officer and principal financial officer of the Company.  We are currently in the process of searching for a new Chief Financial Officer to replace Ms. Curley in her position as Chief Financial Officer, but there can be no assurance as to when we will be able to complete such search or that the transition to a new Chief Financial Officer will not, itself, lead to instability and/or negatively affect our business.

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

Our competitors are highly fragmented and comprise of thousands of biobanks, healthcare providers, and commercial biospecimen organizations. We expect to continue to experience significant and increasing levels of competition in the future, especially from several larger biospecimen providers who have consolidated via mergers and acquisitions and who are well-capitalized by private equity. These organizations are currently acquiring smaller biospecimen businesses and have larger customer bases, their own collection centers, biospecimen inventories, larger marketing and sales budgets, and an international presence. They may also be developing their own technology solution that could be better or less costly to develop than our own iSpecimen Marketplace, thereby eliminating one of our key competitive advantages. They may continue to outspend us to grow more quickly and we may not be able to successfully compete with a competitor that has greater resources; hence such competition may adversely affect our business.

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

Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions, whether due to COVID-19 or otherwise, could negatively affect our and our customers’ purchasing power.

Our results of operations and financial condition may be adversely impacted from high inflation rates.

We have experienced negative effects from inflation in certain areas of our business due to the recent high rates of inflation in the U.S. and around the world. Inflation is causing the cost of employee salaries to rise and our salaries account for a significant portion of our overall operating costs. Additionally, costs of supplies and other sales, marketing and general and administrative costs have increased due to inflation.

Inflation has not had a significant adverse impact on the cost of specimens due to our long-term contracts maintained with vendors, which include revenue sharing plans. However, if inflation continues, it may have an adverse impact on the costs of our samples in the future.

Our timely fulfillment of customer orders may be adversely impacted due to constraints in the supply chain.

Our operations are heavily reliant on specimen availability and delays or shortages in obtaining specimens caused by constraints in the supply chain, may adversely impact the timing and extent of our ability to fulfill our customer orders which could adversely impact our results of operations and financial condition.

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

As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $40.8 million for federal income tax purposes of which approximately $13 million expires at various periods through 2037 and approximately $27.8 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

We currently maintain all of our cash with one financial institution and, therefore, our cash could be adversely affected if the financial institution in which we hold our cash fails.

We currently maintain all of our cash with one financial institution.  At the current time, our cash balance with this financial institution is in excess of the Federal Deposit Insurance Corporation insurance (“FDIC”) insurance limit. If this bank fails in the future, we may not be able to immediately (or ever) recover our cash in excess of the FDIC insurance limits which would adversely impact our operating liquidity and could negatively impact our operations, results of operations and financial performance.

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

As of December 31, 2022, we had 8,925,808 shares of common stock outstanding; outstanding stock options to purchase 297,559 shares of common stock at an average price of $2.69 per share; outstanding restricted stock units of 267,505 shares issuable upon vesting at an average price of $5.43; outstanding warrants to purchase 102,500 shares of common stock at an average price of $9.00 per share. Additionally, the number of shares of common stock that are outstanding after our initial public offering also includes up to an aggregate of 1,312,500 shares of common stock underlying the warrants to be offered and sold by the selling stockholders of the Company. We have reserved 608,000 shares to issue stock options, restricted stock or other awards under our 2021 Stock Incentive Plan (as defined below). Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2022 our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controls approximately 41.5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, impeding a merger, consolidation or other business combination transaction involving us and discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. In addition, our certificate of incorporation, as amended, provides for a staggered Board of Directors. As a consequence, only a minority of the Board of Directors will be considered for election at every annual meeting of stockholders, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Additional provisions that may discourage unsolicited takeover proposals include (i) board vacancies may be filled by a majority of the remaining board members, (ii) the board may adopt, repeal, rescind, alter or amend our bylaws without stockholder approval, (iii) stockholders holding more than 15% of the outstanding shares may call a special meeting, (iv) a director may be removed from office only by the affirmative vote of a majority of the issued and outstanding stock entitled to vote; and (v) no cumulative voting in the election of directors, which would allow holders of less than a majority of the stock to elect some directors.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we are expected to follow Sarbanes-Oxley Act regulations and other public company rules, and these rules and regulations will increase our compliance costs and make certain activities more time consuming and costly. As a result, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult and costly for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

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

Holders

On March 16, 2023, there were 65 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after December 31, 2022, and which is incorporated by reference herein.

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

Upon completion of the IPO, the Company converted a) all 1,291,012 shares of outstanding redeemable convertible preferred stock into 1,291,012 shares of common stock, b) all $5,500,000 of its outstanding principal and all unpaid and accrued interest of approximately $1,300,000 of the then outstanding convertible notes into 1,206,614 shares of common stock at a conversion price of $5.60 per share, and c) $4,000,000 of its outstanding principal and accrued interest of $700,000 of the then outstanding bridge notes as amended (‘Bridge Notes”), into 842,429 shares of common stock at a conversion price of $5.60 per share.

On August 13, 2021, we entered into a loan agreement (the “Term Loan”) and as a result, received proceeds of $3,500,000. This funding was used to settle the remaining balance of $3,000,000 on the Bridge Notes.

On December 1, 2021, we closed on a private placement offering (“PIPE”) for gross proceeds of approximately $21 million, before deducting approximately $1.4 million for underwriting discounts and commissions and estimated offering expenses, for (i) an aggregate of 1,749,999 shares of common stock and (ii) warrants, which are exercisable for an aggregate of up to 1,312,500 shares of common stock.

On November 3, 2022, the Company settled in cash the remaining principal balance plus accrued and unpaid interest of the Term Loan in the amount of $3.4 million. Upon repayment of the Term Loan, the Loan Facility was terminated and the security interest in the assets of the Company was released. As of December 31, 2022, no Bridge Notes remained outstanding.

Impact of the COVID-19 Pandemic on Our Operations

In response to the COVID-19 pandemic, we have put in place additional health and safety protocols. We continue to monitor and revise these protocols as appropriate to address the evolving nature of the pandemic. While we have seen a return to business as usual in our industry, we continue to monitor the future impact of the COVID-19 pandemic on the Company, which includes such factors as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors and suppliers. We will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business, as well as customers’ and suppliers’ businesses.

Inflation and Recession

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect our business and financial condition. As a result of the ongoing cost-of-living crisis, tightening financial conditions, Russia’s invasion of Ukraine, and the lingering COVID-19 pandemic, there is substantial uncertainty about the strength of the global economy, which have increased the uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, recession and inflation, as are being currently experienced, may result in a decline in researchers’ demand for specimens due to the research organization’s inability to obtain funding through grants.

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

Impact of the Russian-Ukrainian War on Our Operations

Our business was negatively impacted during the first half of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, we had approximately $1 million of purchase orders that were slated to be fulfilled by our supply network in Ukraine and Russia. This supply network shut down quickly at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of our Russian suppliers were disabled by sanctions. While we mobilized to shift these purchase orders to other suppliers in our network, the process of getting specimen collections from other supply sites took time, which has caused a delay in the fulfillment of such purchase orders. Alternate suppliers do not have the same favorable unit economics or specimen collection rates and this impacted our margins.  Additionally, it also diverted key resources from operations to resolving the re-fulfillment issues caused by the conflict.

As of December 31, 2022, the supply sites in Russia that had not been under sanctions are now accessible and our supply sites in Ukraine are mostly reopened.  However, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level, that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

We are committed to investing in and developing our technology. In the year ended December 31, 2022, we capitalized approximately $2,975,686 of internally developed software costs and have plans to continue investing at this or greater levels in the future. We anticipate that over time, these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future with a less than two-year rate of return on the investment.

We continue to experience declines in our COVID-19 revenue. While our non-COVID-19 revenue significantly increased by $1,499,000 or 18.7% from approximately $8,036,000 for the year ended December 31, 2021 to $9,535,000 for the year ended December 31, 2022, our COVID-19 revenue was approximately $867,000 in the year ended December 31, 2022 compared to approximately $3,099,000 for the same period in 2021, a $2,232,000, or 72%, decrease in COVID-19 revenue. We anticipate that our non-COVD-19 revenue will continue to increase while our COVID-19 revenue will continue to decline, which may impact our results of operations at a level that is not currently determinable due to the uncertainty of the continued impact of COVID-19.

As disclosed in a Current Report on Form 8-K filed on September 22, 2022, the Company received notices of departure from the Company’s then Chief Executive Officer and its then Chief Operating Officer effective as of October 24, 2022. The Company’s Chief Financial Officer was named Interim Chief Executive Officer on September 21, 2022 while also continuing as our Chief Financial Officer, and was subsequently named our Chief Executive Officer (“CEO”) on January 9, 2023.

The focus of our new CEO in her first 100 days was to assess the capabilities of the Company’s resources with the launch of a significant initiative to reorganize our sales approach, placing a renewed focus on our sales pipeline and positioning it to scale in a post COVID-19 environment. We evaluated our existing commercial and operational structure as well as processes to identify existing shortfalls and identify areas for improvement to drive revenue. Specifically, we  conducted a top-down analysis of our commercial organization and our sales fulfillment pipeline. This resulted in 20% of the work force being realigned within the Company to enable the appropriate structure and support of our online marketplace. This realignment was also in support of increasing our cross-functional team communications and collaborations to improve execution.

Additionally, during the first 100 days, our CEO developed strategies, plans, goals and objectives all focused on continuing to invest in the Company on various fronts while achieving a cash flow positive position. The Company has plans to significantly increase spending on technology in 2023 to accelerate development timelines and to increase headcount in strategic areas that will relieve supplier constraint. In addition to the core business of the Company, several revenue enhancement projects have been identified to support the strategy of achieving a cash flow positive position. Those projects are in the areas of sequencing, embedded coordinators, remnants and normal blood as well as several technology launches.

We have identified opportunities to match specimen requests more effectively to the inventory and capabilities of our supplier network and have begun addressing these opportunities. We believe that these efforts will result in a significant increase in the utilization rate of our supplier network, which currently is heavily skewed toward the top 10-15% of our suppliers, although no assurances can be provided. This effort is one of many initiatives designed to significantly reduce or eliminate supplier concentration. We envision that the re-leveling of our network will result in higher match rates, market depth and improved time-to-match.

We are also developing additional survey capabilities at various decision points across the sales process to improve results at those critical customer decision points. We believe that the customer insights gained will result in further improvements to our rates of closing business as well as the overall customer experience, although no assurance can be provided.

As of December 31, 2022, we maintained all of our cash with one financial institution and our cash balance with this financial institution was in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. If this bank fails in the future, we may not be able to immediately (or ever) recover our cash in excess of the FDIC insured limits which would adversely impact our operating liquidity and could negatively impact our operations, results of operations and financial performance.

Since the March 2023 failure and FDIC takeover of SiliconValley Bank and the inability of its customers to readily access their cash  deposits there has been a  heightened risk and greater focus on the potential failures of other banks in the future.  In order to reduce the risks associated with maintaining all of our cash at a single bank we have diversified our investments. As of March 21, 2023, the filing date of this annual report, we have transferred approximately $7.2 million which is not required for immediate use into short-term U.S. Treasury notes and U.S. Treasury bills at a different financial institution. Additionally, we are working with our current bank to place our remaining cash balance into investment products that will fall within FDIC insurance limits, as well as other opportunities to insure the safeguarding of our assets.

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

Financial Operations Overview and Analysis for the Years Ended December 31, 2022 and 2021

Comparison of the Years Ended December 31, 2022 and 2021

			Change
	2022	2021	Dollars	Percentage
Revenue	$10,402,303	$11,135,303	$(733,000)	(7)%
Operating expenses:
Cost of revenue	4,756,965	5,249,013	(492,048)	(9)%
Technology	2,656,287	1,837,882	818,405	45%
Sales and marketing	3,445,344	2,422,743	1,022,601	42%
Supply development	801,125	573,913	227,212	40%
Fulfillment	1,995,937	1,363,522	632,415	46%
General and administrative	6,932,727	5,613,476	1,319,251	24%
Total operating expenses	20,588,385	17,060,549	3,527,836	21%
Loss from operations	(10,186,082)	(5,925,246)	4,260,836	72%
Other expense, net
Interest expense	(238,963)	(2,102,681)	1,863,718	89%
Change in fair value of derivative liability on convertible notes	—	(271,000)	271,000	100%
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	1,582,700	(1,582,700)	(100)%
Loss on extinguishment of bridge notes and bridge notes, related parties	—	(2,740,425)	2,740,425	100%
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(260,185)	260,185	100%
Gain on extinguishment of note payable	—	788,156	(788,156)	(100)%
Other income (expense), net	9,778	(44,531)	54,309	122%
Interest income	169,345	11,397	157,948	1,386%
Total other expense, net	(59,840)	(3,036,569)	2,976,729	98%
Net loss	$(10,245,922)	$(8,961,815)	(1,284,107)	(14)%

Revenue

Revenue decreased by approximately $733,000 or 7%, from approximately $11,135,000 for the year ended December 31, 2021 to approximately $10,402,000 for the year ended December 31, 2022. For the year ended December 31, 2022 and 2021, our non-COVID-19 revenue significantly increased by $1,499,000 or 18.7%, from approximately $8,036,000 for the year ended December 31, 2021 to $9,535,000 for the year ended December 31, 2022. However, the increase in non-COVID-19 revenue was offset by a $2,232,000 or 72% decrease in COVID-19 revenue from $3,099,000 in the year ended December 31, 2021 to $867,000 in the year ended December 31, 2022.

Overall, our specimens accessioned during the year ended December 31, 2022, increased by approximately 6,703 or 32% to approximately 27,503 compared to approximately 20,800 of specimens accessioned during the year ended December 31, 2021. However, a change in specimen mix resulted in a decrease in average selling price per specimen of approximately $157 or 29% compared to the same prior year period.

Cost of Revenue

Cost of revenue decreased by approximately $492,000 or 9%, from approximately $5,249,000 for the year ended December 31, 2021 to approximately $4,757,000 for the year ended December 31, 2022. Although there was a 32% increase in the number of specimens accessioned during the year ended December 31, 2022, over the same prior year period, the average cost per specimen decreased by 31% from $252 for the year ended December 31, 2021 to $173 for the year ended December 31, 2022.

Technology

Technology expenses increased by approximately $818,000 or 45% from approximately $1,838,000 for the year ended December 31, 2021 to approximately $2,656,000 for the year ended December 31, 2022. The increase was related to increases in headcount and payroll and related expenses of approximately $624,000, amortization of internally developed software of approximately $223,000, increase in general and administrative expenses of approximately $7,000, offset by a decrease in professional fees unrelated to internally developed software of approximately $36,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $1,023,000 or 42%, from approximately $2,423,000 for the year ended December 31, 2021 to approximately $3,445,000 for the year ended December 31, 2022. The increase was primarily attributable to increases in payroll and related expenses of approximately $747,000 due to hiring of more sales personnel, professional fees of approximately $434,000, general expenses related to sales and marketing of approximately $45,000, offset by decreases of approximately $180,000 website costs capitalized as fixed assets and external marketing efforts of approximately $23,000.

Supply Development

Supply development expenses increased approximately $227,000 or 40%, from approximately $574,000 for the year ended December 31, 2021 to approximately $801,000 for the year ended December 31, 2022. The increase was primarily attributable to increases in payroll and related expenses of approximately $174,000, operating and regulatory compliance costs of approximately $34,000, and general and administrative expenses of approximately $19,000.

Fulfillment

Fulfillment costs increased approximately $632,000 or 46%, from approximately $1,364,000 for the year ended December 31, 2021 to approximately $1,996,000 for the year ended December 31, 2022. The increase was primarily attributable to increases in payroll and related expenses of approximately $576,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities, professional fees of approximately $40,000, general and administrative expense of approximately $11,000 and promotions and advertising expenses of approximately $5,000.

General and Administrative Expenses

General and administrative expenses increased approximately $1,319,000 or 24%, from approximately $5,613,000 for the year ended December 31, 2021 to approximately $6,933,000 for the year ended December 31, 2022. The increase was attributable to increases in payroll and related expenses of approximately $74,000, severance costs for our former Chief Executive Officer and former Chief Operating Officer, in the aggregate amount of $782,000, taxes and insurance of approximately $577,000, software and subscriptions costs of approximately $154,000, utilities and facilities expenses of approximately $44,000, marketing and advertising costs of approximately $35,000, other general expenses of approximately $17,000, offset by decreases in bad debt expense of approximately $343,000 and depreciation and amortization expenses of $21,000.

Other Expense, net

Other expense, net decreased by approximately $2,977,000 or 98%, from approximately $3,037,000 for the year ended December 31, 2021 to approximately $60,000 for the year ended December 31, 2022. The decreases in other expense, net, was attributable to the decreases in loss on extinguishment of secured promissory notes the Company issued from 2018 to 2021 to investors and existing stockholders (the “bridge notes”) of approximately $2,740,000, interest expense of approximately $1,864,000, change in fair value of derivative liability on convertible notes (the “convertible notes”) of approximately $271,000, loss on extinguishment of convertible notes and convertible notes, related parties of approximately $260,000, an increase in interest income of approximately $156,000 and an increase in other income, net, of approximately $54,000, offset by decreases in change in fair value of derivative liability on bridge notes and bridge notes, related parties of approximately $1,583,000 and gain in extinguishment of notes payable of approximately $788,000.

Liquidity and Capital Resources

			Change
	December 31, 2022	December 31, 2021	Dollars	Percentage

Balance Sheet Data:
Cash	$15,308,710	$27,738,979	$(12,430,269)	(45)%
Working capital	15,394,634	30,442,955	(15,048,321)	(49)%
Total assets	24,617,653	35,719,598	(11,101,945)	(31)%
Accrued interest	-	8,167	(8,167)	(100)%
Term loan	-	3,422,616	(3,422,616)	(100)%
Total stockholders' equity	20,309,170	29,791,588	(9,482,418)	(32)%

	Years Ended December 31,		Change
	2022	2021	Dollars	Percentage

Statement of Cash Flow Data:
Net cash flows used in operating activities	$(5,817,720)	$(10,668,410)	$4,850,690	45%
Net cash flows used in investing activities	(3,191,190)	(1,037,917)	(2,153,273)	(207)%
Net cash flows (used in) provided by financing activities	(3,421,359)	38,749,397	(42,170,756)	(109)%
Net change in cash	$(12,430,269)	$27,043,070	$(39,473,339)

Capital Resources

As of December 31, 2022, our available cash totaled approximately $15,309,000 which represented decrease of approximately $12,430,000 compared to December 31, 2021. This decrease in cash includes $3,517,000 of cash used for the settlement of the Term Loan and the associated interest in November 2022. As of December 31, 2022, we had working capital of approximately $15,395,000 which represents decrease of approximately $15,048,000 compared to the balance of 30,443,000 as of December 31, 2021.

Since inception, we have relied upon raising capital to finance our operations. We intend to use our existing cash to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next 12 months. During the year ended December 31, 2022, our revenue was negatively impacted because of a shutdown of our Ukrainian and Russian supply network at the start of the war between Russia and Ukraine. Additionally, we are continuing to experience a reduction in COVID-19 revenue that has not been more than offset by increases in non-COVID-19 revenue. In the event that revenue, during the next 12 months, continues to fall short of our projections or if our plans or assumptions change, including as a result of the war between Russia and Ukraine or the ongoing impact of COVID-19 or if inflation begins to have a greater impact on our business, or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected.

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

Cash Flows

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was approximately $5,818,000, which consisted of a net loss of approximately $10,246,000 offset by non-cash charges of approximately $2,074,000 which included approximately $1,183,000 related to amortization of internally developed software, approximately $679,000 in stock-based compensation, approximately $107,000 in bad debt expense, approximately $22,000 related to depreciation of property and equipment, approximately $77,000 of amortization of debt issuance cost on the Term Loan, and approximately $6,000 of proceeds from issuance of common stock in exchange for services.

Total changes in assets and liabilities of approximately $2,354,000 were primarily driven by a $1,297,946 decrease in accounts receivable, a $148,431 decrease in operating lease right-of-use asset, a $26,601 decrease in prepaid expenses and other current assets, a $1,626,385 increase in accounts payable, a $521,435 increase in accrued expenses, offset by a $588,769 increase in accounts receivable-unbilled, a $522,411 decrease in deferred revenue, a $147,276 decrease in operating lease liability and a $8,167 decrease in accrued interest.

For the year ended December 31, 2021, net cash used in operating activities was approximately $10,668,000, which consisted of a net loss of approximately $8,962,000 offset by non-cash charges of approximately $3,576,000, which primarily includes an approximately $2,740,000 loss on extinguishment of Bridge Notes, approximately $959,000 related to amortization of internally developed software, approximately $870,000 of amortization of discount on Amended Bridge Notes, approximately $622,000 in stock based compensation, an approximately $260,000 loss on extinguishment of Convertible Notes, approximately $161,000 in bad debt expense, approximately $45,000 related to depreciation and amortization of property and equipment, $12,500 of common stock issued in exchange for services, $4,605 of amortization of debt issuance costs on a note payable, and $1,088 of amortization of discount and debt issuance costs on Convertible Notes, partially offset by an approximately $1,312,000 loss on derivative liabilities, and an approximately $788,000 gain on extinguishment on note payable.

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

Investing Activities

Net cash used in investing activities was $3,191,190 and $1,037,917 for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities for the year ended December 31, 2022 consisted of $2,975,686 of capitalization of internally developed software and $215,504 for purchase of property and equipment.

Net cash used in investing activities for the year ended December 31, 2021 consisted of $1,035,367 of capitalization of internally developed software, and $2,550 for purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $3,421,359 for the year ended December 31, 2022 which consisted of $3,500,000 for the payoff of the Term loan, which was offset by $78,641 of proceeds from the exercise of stock options.

Net cash provided by financing activities was $38,749,397 for the year ended December 31, 2021 which consisted of $20,999,988 of proceeds received from the issuance of common stock in connection with the PIPE, $18,000,000 of proceeds received from the issuance of common stock in connection with the IPO, $3,500,000 of proceeds received from the issuance of a note payable, $2,497,501 of net proceeds from the issuance of over-allotment shares of common stock, $500,000 of proceeds received from the issuance of Bridge Notes payable, $58,648 of proceeds received from the exercise of stock options, and $992 of proceeds received from the exercise of warrants, which was partially offset by the $3,000,000 payment of principal to the holders of the Bridge Notes, $2,339,816 for the payment of offering costs in connection with the issuance of common stock in connection with the IPO, $1,434,999 for the payment of offering costs in connection with the issuance of common stock in connection with PIPE, and $32,917 for the payment of debt issuance costs in connection with a note payable.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we are not affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers have been able to continue making timely deliveries during the year ended December 31, 2022.

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

We define our non-GAAP financial measure of  Adjusted EBITDA as net loss, excluding income tax benefit, change in fair value of derivative liabilities, loss on extinguishment of Bridge Notes and Related Party Bridge Notes, gain on extinguishment of note payable, interest expense, depreciation and amortization, severance and share-based compensation expense.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

➢	Adjusted EBITDA excludes the change in fair value of the derivative liability, which represents a non-cash charge related to the change in fair value for the embedded features on the Convertible Notes, Bridge Notes, and Related Party Bridge Notes;
➢	Adjusted EBITDA excludes the loss on the extinguishment of Bridge Notes and Relates Party Bridge Notes;
➢	Adjusted EBITDA excludes the gain on the extinguishment of note payable;

➢	Adjusted EBITDA excludes amortization of debt issuance costs and discounts on Convertible Notes which are components to interest expense;
➢	Adjusted EBITDA excludes accrued severance costs;
➢	Adjusted EBITDA excludes certain recurring, non-cash charges such as depreciation of leasehold improvements, property and equipment and amortization of internally developed software and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
➢	Adjusted EBITDA excludes share-based compensation expense which has been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	2022	2021

Net loss	$(10,245,922)	$(8,961,815)
Depreciation and amortization	1,205,199	1,003,996
Severance costs	701,400	—
Share-based compensation	678,613	622,064
Interest expense	138,912	2,102,681
Loss on extinguishment of bridge notes and bridge notes, related parties	—	2,740,425
Loss on extinguishment of convertible notes and convertible notes, related parties	—	260,185
Gain on extinguishment of note payable	—	(788,156)
Change in fair value of derivative liability on convertible notes	—	271,000
Change in fair value of derivative liability on bridge notes and bridge notes, relates parties	—	(1,582,700)
Adjusted EBITDA	$(7,521,798)	$(4,332,320)

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of iSpecimen Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iSpecimen Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 21, 2023

We have served as the Company's auditor since 2014.

iSpecimen Inc.

Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$15,308,710	$27,738,979
Accounts receivable - unbilled	2,327,789	1,739,020
Accounts receivable, net of allowance for doubtful accounts of $230,999 and $269,170 at December 31, 2022 and 2021, respectively	1,597,915	3,002,442
Prepaid expenses and other current assets	300,434	327,035
Tax credit receivable, current portion	140,873	140,873
Total current assets	19,675,721	32,948,349
Property and equipment, net	225,852	32,781
Internally developed software, net	4,503,787	2,710,867
Operating lease right-of-use asset	184,692	—
Security deposits	27,601	27,601
Total assets	$24,617,653	$35,719,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,459,063	$832,678
Accrued expenses	1,531,238	1,009,803
Accrued interest	—	8,167
Operating lease - current obligation	158,451	—
Deferred revenue	132,335	654,746
Total current liabilities	4,281,087	2,505,394
Operating lease long - term obligation	27,396	—
Term loan	—	3,422,616
Total liabilities	4,308,483	5,928,010

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 8,956,808 issued and 8,925,808 outstanding at December 31, 2022, and 8,764,479 issued and 8,733,479 outstanding at December 31, 2021	892	873
Additional paid-in capital	68,573,774	67,810,289
Treasury stock, 31,000 shares at December 31, 2022 and 2021, at cost	(172)	(172)
Accumulated deficit	(48,265,324)	(38,019,402)
Total stockholders’ equity	20,309,170	29,791,588
Total liabilities and stockholders’ equity	$24,617,653	$35,719,598

See accompanying notes to the financial statements.

iSpecimen Inc.

Statements of Operations

	Years Ended December 31,
	2022	2021
Revenue	$10,402,303	$11,135,303
Operating expenses:
Cost of revenue	4,756,965	5,249,013
Technology	2,656,287	1,837,882
Sales and marketing	3,445,344	2,422,743
Supply development	801,125	573,913
Fulfillment	1,995,937	1,363,522
General and administrative	6,932,727	5,613,476
Total operating expenses	20,588,385	17,060,549

Loss from operations	(10,186,082)	(5,925,246)

Other expense, net
Interest expense	(238,963)	(2,102,681)
Change in fair value of derivative liability on convertible notes	—	(271,000)
Change in fair value of derivative liability on bridge notes and bridge notes, related parties	—	1,582,700
Loss on extinguishment of bridge notes and bridge notes, related parties	—	(2,740,425)
Loss on extinguishment of convertible notes and convertible notes, related parties	—	(260,185)
Gain on extinguishment of note payable	—	788,156
Other income (expense), net	9,778	(44,531)
Interest income	169,345	11,397
Total other expense, net	(59,840)	(3,036,569)

Net loss	$(10,245,922)	$(8,961,815)

Net loss per share - basic and diluted	$(1.16)	$(2.09)

Weighted average shares of common stock outstanding - basic and diluted	8,844,307	4,287,424

See accompanying notes to the financial statements.

iSpecimen Inc.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Series B Convertible		Series A-1 Convertible		Series A Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	572,465	$7,999,997	100,365	$561,041	618,182	$2,612,038	936,213	$94	31,000	$(172)	$1,779,698	$(29,057,587)	$(27,277,967)
Share-based compensation expense	—	—	—	—	—	—	44,129	4	—	—	622,060	—	622,064
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(572,465)	(7,999,997)	(100,365)	(561,041)	(618,182)	(2,612,038)	1,291,012	129	—	—	11,172,947	—	11,173,076
Conversion of principal and accrued interest of convertible notes and bridge notes into common stock upon initial public offering	—	—	—	—	—	—	2,049,043	205	—	—	16,392,139	—	16,392,344
Issuance of common stock in connection with initial public offering	—	—	—	—	—	—	2,250,000	225	—	—	17,999,775	—	18,000,000
Offering costs in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(2,339,816)	—	(2,339,816)
Issuance of common stock in connection with public offering over-allotment option exercise	—	—	—	—	—	—	337,500	34	—	—	2,497,467	—	2,497,501
Issuance of common stock in connection with private placement	—	—	—	—	—	—	1,749,999	175	—	—	20,999,813	—	20,999,988
Transaction costs in connection with private placement	—	—	—	—	—	—	—	—	—	—	(1,434,999)	—	(1,434,999)
Issuance of common stock in exchange for services	—	—	—	—	—	—	2,000	—	—	—	12,500	—	12,500
Issuance of common stock through exercise of stock options	—	—	—	—	—	—	55,694	5	—	—	58,643	—	58,648
Issuance of common stock through exercise of warrants	—	—	—	—	—	—	17,889	2	—	—	990	—	992
Issuance of warrants in connection with debt	—	—	—	—	—	—	—	—	—	—	49,072	—	49,072
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,961,815)	(8,961,815)
Balance at December 31, 2021	—	$—	—	$—	—	$—	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	642,077	—	642,077
Vesting of restricted stock	—	—	—	—	—	—	110,286	11	—	—	36,525	—	36,536
Issuance of common stock through exercise of stock options	—	—	—	—	—	—	81,043	8	—	—	78,633	—	78,641
Issuance of common stock in exchange for services	—	—	—	—	—	—	1,000	—	—	—	6,250	—	6,250
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,245,922)	(10,245,922)
Balance at December 31, 2022	—	$—	—	$—	—	$—	8,925,808	$892	31,000	$(172)	$68,573,774	$(48,265,324)	$20,309,170

See accompanying notes to the financial statements.

iSpecimen Inc.

Statements of Cash Flows

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,245,922)	$(8,961,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	678,613	622,064
Proceeds from issuance of common stock in exchange for services	6,250	12,500
Amortization of internally developed software	1,182,766	958,639
Depreciation of property and equipment	22,433	45,358
Bad debt expense	106,581	161,074
Amortization of debt issuance costs on term loan	77,384	4,605
Amortization of discount and debt issuance costs on convertible notes	—	1,088
Amortization of discount on bridge notes	—	869,600
Change in fair value of derivative liabilities	—	(1,311,700)
Loss on extinguishment on bridge notes	—	2,740,425
Loss on extinguishment of convertible notes	—	260,185
Gain on extinguishment on note payable	—	(788,156)
Change in operating assets and liabilities:
Accounts receivable – unbilled	(588,769)	(1,086,259)
Accounts receivable	1,297,946	(1,637,124)
Prepaid expenses and other current assets	26,601	90,894
Operating lease right-of-use asset	148,431	—
Tax credit receivable	—	38,503
Accounts payable	1,626,385	(959,754)
Accrued expenses	521,435	198,893
Accrued interest	(8,167)	(1,708,922)
Operating lease liability	(147,276)	—
Deferred revenue	(522,411)	(218,508)
Net cash used in operating activities	(5,817,720)	(10,668,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(215,504)	(2,550)
Capitalization of internally developed software	(2,975,686)	(1,035,367)
Net cash used in investing activities	(3,191,190)	(1,037,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes payable	—	500,000
Proceeds from issuance of term loan	—	3,500,000
Proceeds from exercise of stock options	78,641	58,648
Proceeds from issuance of common stock in connection with initial public offering	—	18,000,000
Payment of offering costs in connection with the issuance of common stock in connection with initial public offering	—	(2,339,816)
Proceeds from issuance of common stock in connection with private placement	—	20,999,988
Payment of transaction costs in connection with the issuance of common stock in connection with private placement	—	(1,434,999)
Proceeds from exercise of warrants	—	992
Proceeds from issuance of over-allotment shares of common stock, net of transaction costs of $202,499	—	2,497,501
Payment of principal to bridge note holders	—	(3,000,000)
Payment of debt issuance costs in connection with note payable	—	(32,917)
Payment of term loan	(3,500,000)	—
Net cash (used in) provided by financing activities	(3,421,359)	38,749,397

Net change in cash	(12,430,269)	27,043,070
Cash at beginning of period	27,738,979	695,909
Cash at end of period	$15,308,710	$27,738,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$161,579	$2,824,032
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$11,173,076
Conversion of convertible notes and accrued interest into common stock	$—	$6,748,729
Conversion of bridge notes and accrued interest into common stock	$—	$4,717,646
Issuance of common stock warrants as offering costs in connection with public offering of common stock	$—	$374,400
Issuance of common stock warrants in connection with term loan	$—	$49,072
Issuance of common stock warrants in connection with private placement	$—	$10,624,759
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets	$333,123	$—

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

Upon closing of the IPO, the Company converted all $5.5 million of its outstanding principal and all unpaid and accrued interest of approximately $1.3 million of the then outstanding Convertible Notes into 1,206,614 shares of common stock at a conversion price of $5.60 per share. The Company incurred an approximately $0.3 million loss on conversion of the Convertible Notes during the year ended December 31, 2021. As of December 31, 2021, there were no Convertible Notes or Bridge Notes outstanding.

Additionally, upon closing of the IPO, the Company converted $4 million of its outstanding principal and accrued and unpaid interest of approximately $0.7 million of the then outstanding Bridge Notes, as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. During the year ended December 31, 2021, the Company paid off the remaining principal balance of $3.0 million on the Bridge Notes and accrued interest of $64,110. As of December 31, 2021, there were no Bridge Notes outstanding.

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

Liquidity and Going Concern

The Company has recognized recurring losses. At December 31, 2022, the Company had a net working capital of $15,394,634, an accumulated deficit of $48,265,324, cash of $15,308,710 and accounts payable and accrued expenses of $3,990,301. Management believes that the Company's existing cash, which include the net proceeds from the IPO, the Term Loan, and the PIPE will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods has been alleviated. As a result of recurring losses, the continued viability of the Company beyond March 2024 may be dependent on its ability to continue to raise additional capital to finance its operations.

Impact of the COVID-19 Pandemic on the Company’s Operations

In response to the COVID-19 pandemic the Company put in place additional health and safety protocols. We continue to monitor and revise these protocols as appropriate to address the evolving nature of the pandemic. While we have seen a return to business as usual in our industry, the Company continues to monitor the future impact of the COVID-19 pandemic on the Company, which includes factors such as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on the Company’s employees, vendors and suppliers. We will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business, as well as customers’ and suppliers’ businesses.

Impact of the Russian-Ukrainian War on the Company’s Operations

The Company’s business was negatively impacted during the first half of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, the Company had approximately $1 million of purchase orders that were slated to be fulfilled by the Company’s supply network in Ukraine and Russia. This supply network was shut down at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of the Company’s Russian suppliers were disabled by sanctions. While the Company mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders. Alternate suppliers do not have the same favorable unit economics or specimen collection rates and this impacted our margins.  Additionally, key resources were diverted from operations to resolving the re-fulfillment issues caused by the conflict.

As of December 31, 2022, the Company’s supply sites in Russia that had not been under sanctions are now accessible and the Company’s supply sites in Ukraine are mostly reopened. However, due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company’s policy is to ensure at a purchase order level, that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

Inflation and Recession

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by its customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing cost-of-living crisis, tightening financial conditions, Russia’s invasion of Ukraine, and the lingering COVID-19 pandemic, there is substantial uncertainty about the strength of the global economy which have increased uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, recession and inflation, as are being currently experienced, may result in a reduction of researchers’ demand for specimens due to the research organization’s inability to obtain funding through grants.

The Company believes that its business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that the Company has the liquidity to address its financial obligations and alleviate possible adverse effects on its business, financial condition, results of operations or prospects.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its internally developed software, deferred tax valuation allowances, share-based compensation, and accrued expenses amongst others. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash accounts are maintained at financial institutions that potentially subject the Company to concentrations of credit risk. At December 31, 2022 and 2021, substantially all of the Company’s cash was deposited in accounts at one financial institution. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a reputable financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

Concentration of credit risk with respect to accounts receivable is typically related to customers who account for a significant portion of revenue.

During 2022, two customers represented 14% and 12% of the Company’s revenues. As of December 31, 2022, one customer represented approximately 15% of accounts receivable and two customers represented approximately 13% and 11% of accounts receivable-unbilled. During 2021, no customers represented greater than 10% of the Company’s revenues. As of December 31, 2021, one customer represented approximately 11% of accounts receivable and two customers represented approximately 23% and 17% of accounts receivable-unbilled.

During the years ended December 31, 2022 and 2021, revenue attributable to customers located in foreign countries was approximately 11% and 7% of revenue, respectively. As of December 31, 2022 and 2021, accounts receivable attributable to customers located in foreign countries was approximately 10% and 6% of accounts receivable, respectively.

As of December 31, 2022 and 2021, accounts receivable-unbilled attributable to customers located in foreign countries was approximately 18% and 11% of accounts receivable-unbilled, respectively.

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

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of December 31, 2022 and 2021 because of their short-term nature.

Recently Adopted Accounting Standards

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies ASC 740 to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 is effective for the Company for interim and annual reporting periods beginning after December 15, 2021. The Company adopted this new standard as of January 1, 2022. ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

The Company adopted ASU 2016-02 effective January 1, 2022 using the Comparatives Under 840 transition method whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company elected the transition package of three practical expedients permitted within the standard, among other practical expedients which allowed the Company to carry forward prior conclusions about lease identification and classification which allows not separating lease and non-

lease components and allows not recording leases with an initial term of twelve months or less on the balance sheet across all existing asset classes.

The adoption of the new standard resulted in the balance sheet recognition of additional assets of approximately $333,000 and lease liabilities of approximately $333,000. For additional information regarding the Company’s lease arrangements, see Note 8 in the notes to financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this new standard as of January 1, 2023. ASU 2016-13 did not have a material impact on the Company’s financial statements.

Accounting Standards Issued, Not Yet Adopted

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

The Company has evaluated principal versus agent considerations as part of the Company’s revenue recognition policy. The Company has concluded that it acts as principal in the arrangement as it manages the procurement process from beginning to end and determines which suppliers will be used to fulfill an order, usually take physical possession of the specimens, set prices for the specimens, and bears the responsibility for customer credit risk.

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

The following table summarizes the Company’s revenue for the years ended December 31:

	Year ended December 31,
	2022	2021
Specimens – contracts with customers	$9,956,582	$10,944,255
Shipping and other	445,721	191,048
Revenue	$10,402,303	$11,135,303

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of December 31, 2022, and 2021, the Company had an allowance for doubtful accounts of $230,999 and $269,170, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment and internal-use software. No impairment charges were recorded for the years ended December 31, 2022 and 2021.

Debt Issuance Costs

Debt issuance costs are recorded net against the related debt and amortized to interest expense over the life of the related debt. During the years ended December 31, 2022 and 2021, amortized debt issuance costs of $77,384 and $875,293 respectively, were recorded as a component of interest expense.

Cost of Revenue

Cost of revenue primarily consists of the purchase price to acquire specimens from hospitals and laboratories; inbound and outbound shipping costs; supply costs related to samples; payment processing and related transaction costs; and costs paid to the supply sites to support sample collections. Shipping costs upon receipt of products from suppliers are recognized in cost of revenue. For the year ended December 31, 2022, the Company acquired approximately 12% of specimens from one vendor. For the year ended December 31, 2021, the Company acquired approximately 11%, 11%, 10% and 10% of specimens from four vendors.

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

A portion of technology costs are related to research and development. Costs incurred for research and development are expensed as incurred, except for software development costs that are eligible for capitalization. Research and development costs primarily include salaries and related expenses, in addition to the cost of external service providers. For the years ended December 31, 2022, and 2021, research and development costs totaled $1,473,520 and $879,243, respectively.

Sales and Marketing

Sales and marketing costs primarily consist of payroll and related expenses for personnel engaged in marketing and selling activities, including salaries and sales commissions; travel expenses; public relations and social media costs; ispecimen.com website development and maintenance costs; search engine optimization fees; advertising costs; direct marketing costs; trade shows and events fees; marketing and customer relationship management software; and other marketing-related costs. Advertising expenses consist primarily of marketing, public relations, and promotional materials. Advertising costs are expensed as incurred and totaled $188,026 and $229,223 for the years ended December 31, 2022 and 2021, respectively.

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

The table below provides total shares outstanding, as of December 31:

	2022	2021
Shares issuable upon vesting of RSUs	267,505	282,417
Shares issuable upon exercise of stock options	297,559	255,147
Shares issuable upon exercise of PIPE Warrant to purchase common stock	1,312,500	1,312,500
Shares issuable upon exercise of Lender Warrant to purchase common stock	12,500	12,500
Shares issuable upon exercise of Underwriter Warrants to purchase common stock	90,000	90,000

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

During the year ended December 31, 2021,  net receivables sold under the Factoring Agreement was approximately $3.4 million. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to Versant, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by our customer(s). Information on accounts receivable identified for factoring are provided and verified by Versant prior to being accepted for factoring. Pursuant to the Factoring Agreement, the factoring fees range from 2.5% to 15% of the purchase price of the accounts receivable based on the age of the accounts receivable when collected. The Company is also charged for certain reimbursable administrative fees incurred on its behalf for the management of the program. The sales of accounts receivable in accordance with the factoring arrangements were recognized as a reduction of accounts receivable, net in the balance sheet as of December 31, 2021.

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:

	2022	2021
Website	$285,377	$105,380
Computer equipment and purchased software	84,589	84,588
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	60,441	24,935
Total property and equipment	553,040	337,536
Accumulated depreciation	(327,188)	(304,755)
Total property and equipment, net	$225,852	$32,781

Depreciation expense for property and equipment was $22,433 and $45,358 for the years ended December 31, 2022 and 2021, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During 2022 and 2021, the Company capitalized $2,975,686 and $1,035,367, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $1,182,766 and $958,639 of amortization expense associated with capitalized internally developed software costs during the years ended December 31, 2022 and 2021, respectively. Accumulated amortization associated with capitalized internally developed software costs as of December 31, 2022 and 2021 was $5,016,670 and $3,833,904, respectively.

6.SEVERANCE

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

The Company entered into a Separation Agreement with Dr. Ianelli, dated October 24, 2022 (the “Ianelli Separation Agreement”). Pursuant to the Ianelli Separation Agreement the Company shall pay severance equal to 12 months of base salary in effect as of the Separation Date in the amount of $350,000. The severance payments shall be paid in equal installments commencing on the Company’s first regular payroll date after the Effective Date of the separation agreement and ending on the 12-month anniversary of the Effective Date. The Company recognized a severance expense and corresponding liability in the amount of $376,400 for Dr. Ianelli’s severance payment plus applicable and COBRA benefits in the year ended December 31, 2022. The severance expense is recorded within general and administrative expense on the statement of operations and the corresponding liability is recorded in accrued liabilities on the balance sheet.

The Company considered the salary and benefits paid to Dr. Ianelli through his departure date of October 24, 2022 as normal payroll expenses incurred in that current period. The Company recorded a share-based compensation expense of approximately $40,000 on October 24, 2022 for the partial acceleration of RSUs that were vested on October 24, 2022, in accordance with the original terms of Dr. Ianelli’s Restricted Stock Unit agreement.

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

The Company and Ms. Mullan executed a separation agreement on October 28, 2022 with an effective date of October 24, 2022 (the “Mullan Separation Agreement”). The Company recognized $325,000 in severance expense for Ms. Mullan on November 4, 2022, the date on which her separation agreement revocation period expired. The severance expense is recorded within general and administrative expense on the statement of operations and the corresponding liability is recorded in accrued liabilities on the balance sheet. The Company considered the salary and benefits paid to Ms. Mullan through her departure date of October 24, 2022 as normal payroll expenses incurred in that current period. The Company recorded an expense of approximately $40,000 on October 24, 2022 for the partial acceleration of RSUs that were vested on October 24, 2022.

7.DEBT

Note Payable

In May 2020, the Company applied for and received $783,008 in unsecured loan funding from the Paycheck Protection Program (the “PPP Loan”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Under the terms of the promissory note (the “PPP Note”) and the PPP Loan, interest accrues on the outstanding principal at the rate of 1% per annum. Interest expense under the PPP Loan amounted to $279 the years ended December 31, 2021.

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

Related Party Convertible Notes Payable

During 2017 and 2018, the Company issued Related Party Convertible Promissory Notes (the “Convertible Notes”) to related parties totaling $5,500,000. The Convertible Notes bear interest at a rate of six percent (6%) per annum, without compounding. The Convertible Notes are convertible into shares of the Company’s preferred stock, upon the following: (i) a new permanent equity financing yielding gross proceeds of in excess of $10,000,000, including conversion of the outstanding principal of the Convertible Notes (a “Qualified Equity Financing”), (ii) achievement of positive free  flow from operations on a quarterly basis for the two consecutive quarters ending 90 days prior to the maturity date, (iii) an acquisition, or (iv) upon election of the holders of the majority of the aggregate principal outstanding (the “Majority Lenders”). Preferred stock issued on conversion shall be shares of the Company’s stock that have substantially the same rights and preferences as the Company’s Series B Preferred Stock or that which is issued in such Qualified Equity Financing, depending on the applicable conversion event. The conversion rate shall be equal to the issue price of the IPO Stock (as defined in Note 1) less a thirty percent (30%) discount.

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

The terms related to the Qualified Equity Financing conversion and acquisition conversion features (collectively, the “Embedded Conversion Features”) were determined by the Company not to have been clearly and closely related to the Convertible Note host instrument and meet the definition of a derivative. Therefore, the Embedded Conversion Features were bifurcated from the Convertible Notes and separately measured at fair value. The derivative liability was subsequently marked-to-market each reporting period with changes in fair value recognized in the statement of operations.

Interest expense on the Convertible Notes totaled $156,411 for the year ended December 31, 2021 and debt issuance costs on the Convertible Notes was fully amortized as of December 31, 2021.

During the year ended December 31, 2021, amortization of debt discounts amounted to $1,088 and as of December 31, 2021, the debt discount was fully amortized.

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

Bridge Financing

From 2018 through 2021, the Company issued Secured Promissory Notes (the “Bridge Notes”) to new investors and existing stockholders in an amount of $7,000,000 to finance the Company’s interim working capital needs. Of this amount, $1,905,000 was issued to related parties (“Related Party Bridge Notes”). The Bridge Notes, including the Related Party Bridge Notes, had identical terms.

The Bridge Notes beared interest at a rate of twenty-four percent (24%) per annum, without compounding. The Bridge Notes and all accrued interest were due and payable on the earliest occurrence of (i) a Qualified Equity Financing, (ii) the sale of the Company, (iii) prepayment by the Company, or (iv) December 31, 2019, which was subsequently extended to June 30, 2020. In June 2020, the Bridge Notes were amended to further extend the maturity date through September 30, 2020. On October 1, 2020, the Company amended the Bridge Notes to extend the maturity date to March 31, 2021 and to increase the interest rate from 24% to 30% after October 1, 2020. On March 15, 2021, the Company entered into an Amendment to the Bridge Notes and the maturity date was further extended to April 30, 2021. The Bridge Notes were repayable upon demand of the Majority Lenders of the Bridge Notes at any time on or after the maturity date. The Bridge Notes were senior in right of payment and priority to any Convertible Debt and subordinated to any Senior Debt. The investors that held the Bridge Notes were granted a security interest in substantially all assets of the Company (“Collateral”).

On March 15, 2021, the Company entered into a Fifth Amendment (the "Amendment") to the Note Subscription Agreements and Secured Promissory Notes. The Bridge Notes are hereafter referred to as the "Amended Bridge Notes".

The terms of the Amendment were as follows:

Maturity Date

The Amended Bridge Notes shall beared interest, on a non-compounding basis,  at a rate of thirty percent (30%) per annum from and after October 1, 2020, due on maturity on the earlier of (i) the closing of an initial public offering yielding gross proceeds in excess of $18,000,000, exclusive of any existing Convertible Notes (a “Qualified IPO”), (ii) the sale of the Company, (iii) prepayment by the Company, or (iv) April 30, 2021. The Majority Lenders may, with the approval of the Company, elect to extend the maturity date one or more times, at their discretion. On April 28, 2021, the maturity date was further extended to May 31, 2021. On May 12, 2021, the maturity date was further extended to June 30, 2021.

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

Repayment of Adjusted Outstanding Interest and Principal Upon a Qualified IPO

If a Qualified IPO is consummated prior to the maturity date, and the holders have not voluntarily converted, the Company shall make a cash payment to the holders of the Amended Bridge Notes equal to the greater of either the total adjusted outstanding interest or one and one-half times (1.50X) the Third-Party Loan Proceeds (“Note Repayment Proceeds”). Third-Party Loan Proceeds were defined as the net cash proceeds received by the Company from an institutional lender, commercial bank, or other similar lender consummated on or about the time of the Qualified IPO (or contingent upon the closing of the Qualified IPO).

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

Amended Bridge Notes Embedded Conversion Features

The Company has determined that the terms related to the elective and automatic conversion features (collectively, the “Amended Bridge Notes Embedded Conversion Features”) were determined to not be clearly and closely related to the Amended Bridge Notes host instrument and meet the definition of a derivative. Therefore, the Amended Bridge Notes Embedded Conversion Features were bifurcated from the Amended Bridge Notes and separately measured at fair value. The derivative liability was subsequently marked-to-market each reporting period with changes in fair value recognized in the statement of operations.

The Amended Bridge Notes Embedded Conversion Features were initially recorded as a component of the loss on debt extinguishment with an offset to the derivative liability at fair value. No related discount was recorded on the Amended Bridge Notes, and the derivative liability was not amortized using the effective interest rate over the term of the Amended Bridge Notes.

Debt Extinguishment

The Company evaluated the terms of the March 15, 2021 Amendment. This evaluation included analyzing whether there were significant and consequential changes to the economic substance of the Bridge Notes. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment. A modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date would always be considered substantial and require extinguishment accounting. The addition of the elective and mandatory conversion options, as described above, would be considered substantive based on the likelihood of the option being exercised in the near future in connection with a Qualified IPO event. Accordingly, the Company accounted for the amendment of the Notes as an extinguishment of the original Bridge Notes.

As a result, the Company recorded a loss on extinguishment of $2,740,425 in the year ended December 31, 2021. The extinguishment loss also included a write-off of unamortized debt issuance costs of approximately $5,700. Additionally, the Company recorded a discount on the Amended Bridge Notes of approximately $869,600 in the year ended December 31, 2021 , which was amortized through interest expense over the life of the Amended Bridge Notes (i.e., March 15, 2021 through April 30, 2021).

Interest expense on the Bridge Notes, including $320,469 of related party interest expense, totaled $1,014,657 in the year ended December 31, 2021.

The debt issuance costs on the Amended Bridge Notes was fully amortized as of December 31, 2021.

Amortization of the debt discount on the Amended Bridge Notes totaled approximately $869,600 for the year ended December 31, 2021.

Conversion of Bridge Notes

Upon the completion of the IPO, the Company converted $4,000,000 of its outstanding principal and accrued interest of $717,646 of the Bridge Notes, as amended, into 842,429 shares of common stock at a conversion price of $5.60 per share. The Company recognized a gain on the conversion of $9,746.

The conversion of the Amended Bridge Notes and Convertible Notes upon the consummation of the IPO resulted in an increase in total stockholder's equity of $16,392,344 in the year ended December 31, 2021. The components of this non-cash transaction are as follows for the year ended December 31, 2021:

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

Term Loan

On August 13, 2021 (the "Closing Date"), the Company entered into a Term Loan with Western Alliance Bank (the "Lender") in the amount of $3,500,000 for working capital needs. The Company has the option to request an additional advance in the amount of $1,500,000, which the Company has not yet borrowed as of December 31, 2022. The additional advance of $1,500,000 is available to the Company during the "Draw Period," which is defined in the Term Loan as the "period commencing on the Closing Date and ending the earlier to occur of (a) February 13, 2023, and (b) an Event of Default." The Term Loan bears interest at a rate equal to three-quarters of one percent (0.75%) above the Prime Rate.   Interest is due and payable on the tenth (10th) calendar day of each month during the term of the Term Loan. The Term Loan principal is payable in thirty (30) equal monthly installments, plus accrued interest, beginning on March 10, 2023, and continuing on the same day of each month through August 10, 2025 (the "Term Loan Maturity Date"), at which time all amounts shall be immediately due and payable.

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

On November 3, 2022, the Company paid off the outstanding principal balance of $3,500,000 and accrued interest of approximately $16,000 on the Term Loan.

As of the pay-off date, the interest rate on the Term Loan is 7.00% which is equal to 0.75% above the Prime Rate of 6.25%. Interest expense on the Term Loan totaled $154,509 and $47,444 for the years ended December 31, 2022 and 2021, respectively.

Debt issuance costs totaled $81,989, comprised of a warrant to purchase 12,500 shares of common stock issued to the Lender with a fair value of $49,072 (the "Lender Warrant"), fees paid of $23,066 to the Lender and legal costs of $9,851. Amortization of the debt issuance costs related to the Term Loan, included in interest expense on the statement of operations, totaled $77,384 and $5,175 for the years ended December 31, 2022 and 2021, respectively.

Unamortized debt issuance costs on the Term Loan totaled $0 and $77,384 at December 31, 2022 and 2021, respectively.

8.COMMITMENTS AND CONTINGENCIES

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

There was no sublease rental income for the year ended December 31, 2022, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for year ended December 31, 2022:

Operating lease expense	$164,314
Short-term lease expense	12,022
Total lease cost	$176,336

Lease Position as of December 31, 2022

Right of use lease assets and lease liabilities for our operating lease were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$184,692
Total lease assets	$184,692

Liabilities
Current liabilities:
Operating lease liability – current portion	$158,451
Noncurrent liabilities:
Operating lease liability – net of current portion	27,396
Total lease liability	$185,847

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of December 31, 2022:

Weighted average remaining lease term (in years) – operating leases	1.17
Weighted average discount rate – operating leases	5.96%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2023	$165,254
2024	27,601
Total future minimum lease payments	192,855
Less effect of discounting	(7,008)
Present value of future minimum lease payments	$185,847

Rent expense for the years ended December 31, 2022 and 2021 amounted to $176,336 and $167,167, respectively.

Cash Flows

Supplemental cash flow information related to operating lease for the year ended December 31, 2022 was as follows:

Non-cash operating lease expense (operating cash flow)	$148,431
Change in operating lease liabilities (operating cash flow)	$(147,276)
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right-of-use assets	$333,123

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of December 31, 2022, there was no material litigation against the Company.

9.STOCKHOLDERS’ EQUITY (DEFICIT)

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

Common Stock

During the year ended December 31, 2021, the Company issued 2,250,000 shares of common stock in connection with the IPO. Additionally, during the year ended December 31, 2021, the Company issued 1,206,614 shares of common stock in connection with the conversion of all the Convertible Notes and accrued interest and 842,429 shares of common stock in connection with the conversion of $4.7 million of the outstanding principal and accrued interest on the Bridge Notes.

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

During the year ended December 31, 2021, the Company issued 2,000 shares of common stock in exchange for investor relations services. The shares of common stock had a fair value of $6.25 per share for a total aggregate value of $12,500.

During the year ended December 31, 2022, the Company issued 81,043 shares of common stock for cash exercises of options totaling $78,641.

During the year ended December 31, 2022, the Company issued 1,000 shares of common stock in exchange for investor relations services. The shares of common stock had a fair value of $6.25 per share for a total aggregate value of $6,250.

Warrants

During the year ended December 31, 2021, warrant holders exercised 17,889 warrants to purchase common stock, resulting in the issuance of 17,889 shares of common stock for total proceeds of $992. As of December 31, 2021, 5,420 warrants expired, and were not exercised.

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock, par value $0.0001 (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four and one-half year period commencing 180 days from the effective date of the registration statement. The Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of these warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in period ended

December 31, 2021. As of December 31, 2022, the Underwriter Warrant had not been exercised, and had a weighted average exercise price of $10 per share and a remaining weighted average time to expiration of 3.46 years.

Lender Warrant

In connection with the Term Loan entered into on August 13, 2021, the Company issued a Lender Warrant to Lender to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of December 31, 2022, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8 per share and a remaining weighted average time to expiration of 8.62 years.

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,312,500 shares of common stock. These PIPE Warrants have an exercise price of $13.00 per share and are immediately exercisable upon issuance and will expire on the five and one-half-year anniversary of the issuance date. As of December 31, 2022, the PIPE Warrants had not been exercised, and had a weighted average exercise price of $13 per share and a remaining weighted average time to expiration of 4.50 years.

The following assumptions were used to estimate the fair value of warrants granted using the Black-Scholes-Merton option pricing model during the years ended December 31:

	2022	2021
Assumptions:
Risk-free interest rate	—	0.90% - 1.30%
Expected term (in years)	—	5.00 - 10.00
Expected volatility	—	59% - 69%
Expected dividend yield	—	—

A summary of total warrant activity during the years ended December 31, 2022 and 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Warrants	Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2020	23,309	$0.06	0.75
Granted	1,415,000	12.77	5.34
Exercised	(17,889)	0.06	—
Cancelled/forfeited	(5,420)	0.06	—
Balance at December 31, 2021	1,415,000	$9.76	5.34
Granted	—	—	—
Exercised	—	—	—
Cancelled/forfeited	—	—	—
Balance at December 31, 2022	1,415,000	$12.77	4.47

10.SHARE-BASED COMPENSATION

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

During the year ended December 31, 2022, 187,569 and 122,485 equity awards were issued from the Company’s 2013 Stock Incentive Plan and 2021 Stock Incentive Plan, respectively.

As of December 31, 2022, there were 87 and 122,015 shares of common stock available for future grants under the Company's 2013 Stock Incentive Plan and 2021 Stock Incentive Plan, respectively.

Stock Options

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the years ended December 31:

	2022	2021
Assumptions:
Risk-free interest rate	0.43% – 0.48%	0.47% – 0.66
Expected term (in years)	1.09 – 3.64	5.81 – 5.89
Expected volatility	59.97%	49.83% –49.98
Expected dividend yield	—	—

A summary of stock option activity under the 2013 Stock Incentive Plan and 2021 Stock Incentive Plans is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2020	251,847	$1.00	8.06	$89,100
Granted	70,164	5.74		432,520
Exercised	(55,694)	1.00		379,276
Cancelled/forfeited	(11,170)	1.00
Balance at December 31, 2021	255,147	$2.32	7.75	$1,550,409
Granted	131,668	1.60		35,725
Exercised	(81,043)	1.00		216,626
Cancelled/forfeited	(8,213)	1.18
Balance at December 31, 2022	297,559	$2.69	6.96	$63,237

Options exercisable at December 31, 2022	124,817	$2.73	3.50	$33,090

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The total intrinsic value of stock options exercised was approximately $216,626 and $379,276 during the year ended December 31, 2022 and 2021, respectively.

The weighted-average grant date fair value of stock options issued in the years ended December 31, 2022 and 2021 was $0.76 and $3.94, respectively. The Company recorded stock compensation expense as follows for years ended December 31, 2022 and 2021:

Operating expenses:	2022	2021
Technology	$8,900	$4,101
Sales and marketing	3,915	6,562
Supply development	982	1,289
Fulfillment	2,442	3,868
General and administrative	63,265	93,012
Total stock options expense	$79,504	$108,832

As of December 31, 2022 and 2021, a total of $233,004 and $432,520 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.3 years and 2.4 years, respectively.

During 2022 and 2021, the Company received proceeds of $78,641 and $58,648 from the exercise of stock options, respectively.

Restricted Stock Units

A summary of RSUs activity under the 2013 Stock Incentive Plan and 2021 Stock Incentive Plans is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2020	—	$—
Granted	329,246	6.71
Vested	(44,126)	6.33
Forfeited	(5,400)	6.34
Unvested Balance at December 31, 2021	279,720	$6.78
Granted	178,386	4.15
Vested	(110,286)	6.41
Forfeited	(80,315)	5.90
Unvested Balance at December 31, 2022	267,505	$5.43

Total RSUs expense recognized in 2022 was as follows:

	2022	2021
Operating expenses:
Technology	$122,863	$18,290
Sales and marketing	89,765	25,686
Supply development	33,677	13,304
Fulfillment	81,508	21,824
General and administrative	271,296	434,128
Total RSU expense	$599,109	$513,232

Employees

The Company granted 175,261 and 127,350 RSUs to employees during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, stock compensation expense was $306,775 and $85,557, respectively. These RSUs are subject to a one-year cliff vesting, with 25% of the RSUs vesting on the first anniversary of issuance. For the remaining vesting period, RSUs vest quarterly over a three-year period. As of December 31, 2022 and 2021, unrecognized stock-based compensation expense related to the unvested employee RSUs was $992,437 and $845,933, respectively.

Executives

The Company granted 0 and 189,396 RSUs to members of the executive team during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, stock compensation expense was  $249,186 and $394,555, respectively. These RSUs are subject to a four-year vesting period, with 20% of the units vesting immediately upon issuance. For the remaining vesting period, RSUs vest annually over a four-year period. As of December 31, 2022 and 2021, unrecognized stock-based compensation expense related to the unvested RSUs was $27,070 and $806,216, respectively.

Directors

The Company granted 3,125 and 12,500 restricted stock units to board directors during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, stock compensation expense was $43,147 and $33,120, respectively. These restricted stock units vest quarterly over a one-year period. As of December 31, 2022, the stock-based compensation expense related to these unvested restricted stock units has been fully recognized.

As of December 31, 2022 and 2021, the total unrecognized stock-based compensation expense related to unvested RSUs is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.87 years and 2.6 years, respectively.

Performance Stock Units

During July 2021, the Company issued 47,349 performance stock units to four members of the executive team pursuant to each executive's employment agreement executed in connection with the IPO. The performance stock units are subject to certain performance conditions relating to certain revenue and cost of revenue metrics to be determined at the beginning of each fiscal year within the four year vesting period. In year one of the four-year vesting period, the Company was not able to predict the likelihood of achieving the targets pursuant to the metrics in each of the executives' employment agreements, and therefore no stock compensation expense was recognized for the year ended December 31, 2022.

11.INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2022 and 2021 due to the Company’s operating losses and a full valuation allowance on deferred tax assets.

The Company completed research and development studies covering all tax years currently under the applicable statute of limitations. The benefits of the study are reflected in the 2022 and 2021 financial statements as a tax credit receivable in the amount of approximately $141,000. A tax method change was adopted for the year ended December 31, 2022, requiring amortization of research and experimentation expenses under Section 174. Management has reviewed its impact and has determined that any effect of the Company’s financials would be immaterial.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2022	2021
Deferred tax assets:
Operating loss carryforwards	$10,164,000	$7,775,000
Research and development tax credit	1,095,000	850,000
Other	542,000	325,000
Total deferred tax assets	11,801,000	8,950,000
Deferred tax liability:
Other	(50,400)	—
Intangibles	(357,600)	(300,000)
Total deferred tax liabilities	(408,000)	(300,000)
Net deferred tax assets before valuation allowance	11,393,000	8,650,000
Valuation allowance	(11,393,000)	(8,650,000)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance against the deferred tax assets as it has incurred significant losses since its inception. Management currently believes that it is more likely than not that the deferred tax assets will not be realized in the future. The change in the valuation allowance during 2022 was an increase of $2,743,000.

At December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $40,800,000 of which approximately $13,000,000 expire at various periods through 2037 and approximately $27,800,000 can be carried forward indefinitely. The Company also had state NOL carryforwards of approximately $25,000,000 that expire at various periods through 2042. At December 31, 2022, the Company had federal and state tax credits of approximately $1,094,000 available for future periods that expire at various periods through 2042. Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company's NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

The Company applies the standards on uncertainty in income taxes. The Company did not have any significant unrecognized tax benefits during the year ended December 31, 2022. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The following represents a reconciliation of the statutory income tax rates to the effective rates at December 31:

	2022	2021
Reconciliation to statutory rates
Expected federal income taxes benefit at statutory rates	(21.0)%	(21.0)%
Expected state tax benefit at statutory rates, net of federal benefit	(6.3)	(8.0)
Change in valuation allowance	27.3	25.7
Forgiveness of PPP Loan	—	3.3
Income tax expense (benefit)	—%	—%

12.EMPLOYEE BENEFITS PLAN

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all eligible employees. The 401(k) Plan allows participants to defer a portion of their annual compensation subject to certain Internal Revenue Service limitations. The Company may make matching contributions and additional profit-sharing contributions at its discretion. The Company has not made any matching contributions to the 401(k) Plan during the years ended December 31, 2022 and 2021.

13.SUBSEQUENT EVENTS

On January 9, 2023, the Board appointed Ms. Curley as Chief Executive Officer of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers as of March 16, 2023, along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Name	Age	Position
Tracy Curley	61	Chief Executive Officer, Chief Financial Officer and Treasurer
Benjamin Bielak	54	Chief Information Officer
Andrew L. Ross	74	Chairman of the Board
George “Bud” Scholl	63	Director
Steven Gullans	70	Director
John L. Brooks III	72	Director
Christopher Ianelli	56	Director
Jill Mullan	58	Director
Joseph J. Basile	70	Director

Tracy Curley has been serving as our Chief Executive Officer, since January 2023, our Chief Financial Officer since August 2020 and as Treasurer since July 2021. Ms. Curley also served as our Interim Chief Executive Officer from September 2022 to January 2023. She was a partner at CohnReznick LLP, a national accounting firm, from September 2017 to June 2020. During her time at CohnReznick, LLP, Ms. Curley led the creation and development of an emerging markets commercial audit practice for the firm in their Boston, MA office. Her practice focused on recruiting and providing audit services to private and public emerging growth companies in the technology and life sciences industries. From November 2014 to August 2017, she also served as a partner at Marcum LLP, a national accounting firm. Ms. Curley led the northeast regional high-tech practice for the firm. She focused on expanding the client base to provide a full range of accounting, tax and advisory services for private and public emerging growth companies in high tech industries such as technology, life sciences and advanced manufacturing. From March 2010 to October 2014, Ms. Curley served as a partner at Moody, Famiglietti & Andronico, LLP (“MFA”), a proactive consulting firm in the greater Boston, MA area with national and global reach. During her time at MFA, Ms. Curley led the creation and development of a public company audit practice focused on recruiting and providing audit services to public emerging growth companies. Ms. Curley serves as President and a board member of the North Shore Technology Council and as a board member of Project Green Schools. Ms. Curley received her Master of Accountancy and Bachelor of Science in Business Administration with a concentration in accounting from Kansas State University. She also attended the United States Military Academy. She is a certified public accountant licensed in the Commonwealth of Massachusetts.

Benjamin Bielak has been serving as our Chief Information Officer since June 2018. He served as the Chief Information Officer at GNS Healthcare, a leading casual machine learning product and services company, from January 2017 to May 2018 and as Director of Academic Technology at Harvard University, from February 2015 to January 2017. Prior to his work at GNS and Harvard, Mr. Bielak was the Chief Information Officer at Dovetail Health, a high-growth product and services company focused on reducing costs through pharmacy-focused interventions, from November 2006 to April 2014. He previously held roles as Manager of Development and Integration at Boston Medical Center and Senior Manager of Technology at Sapient, a global services company, from December 1997 to July 2005. Mr. Bielak holds a Master of Business Administration degree from Bentley University, where his studies focused on change management, and a master’s degree from Boston University in computer science. He maintains two certifications, the College of Healthcare Information Management Executives (CHIME) Certified Healthcare Chief Information Officer (CHCIO) and the Health Information Management System Society (HIMSS) Certified Professional in Healthcare Information and Management Systems (CPHIMS).

Andrew L. Ross has been serving as our director since 2012. Mr. Ross serves as a Class I Director and his current term will expire at our 2025 annual meeting of stockholders. He has been an entrepreneur and investor for almost 50 years. He developed, financed, owned and managed through controlled entities over two dozen start-ups and diverse commercial  real estate assets. Since 2010, Mr. Ross has focused on angel and early-stage investments primarily in biotech and collaborative consumption businesses. He has invested in and advised multiple early-stage enterprises as a seed, angel or A-round investor. Mr. Ross served as a director on the board of Q-State Holdings, Inc., from 2013 to February 2020. He currently serves as a director of RallyPoint Networks, Inc.

George “Bud” Scholl has been serving as our director since 2014. Mr. Scholl serves as a Class II Director and his current term will expire at our 2023 annual meeting of stockholders. He has been an entrepreneur for most of his professional life, primarily focused on purchasing and working out distressed assets across a variety of industries and asset types. He has developed and invested in financial, real estate, service and technology companies. Mr. Scholl currently serves as the President and Chief Executive Officer of OneBlood, which was formed in 2012 as a result of a merger he organized when he was Chairman and Chief Executive Officer of the Community Blood Centers of Florida, one of the three largest blood centers in the southeastern United States. Mr. Scholl currently serves on the board of Prothya Biosolutions Belgium B.V. (formally Sanquin Plasma Products B.V.), headquartered in Brussels, Belgium, where he chairs the regulatory committee and OrSense Ltd. headquartered in Tel Aviv, Israel. He also served for four years on the board of HemaCare Corporation until it was acquired by Charles River Laboratories in January 2020. Until September 2021, Mr. Scholl served as the Mayor of the City of Sunny Isles Beach, Florida, where he was elected in 2014 after serving as City Commissioner for 7 years. Mr. Scholl is a graduate of the University of Florida and holds an engineering degree in computer science.

Steven Gullans has been serving as our director since October 2020. Dr. Gullans serves as a Class I Director and his current term will expire at our 2025 annual meeting of stockholders. Dr. Gullans is CEO of Metis Minds, a digital health company, which he recently cofounded. From May 2018 to December 2019, he served as President and Chief Executive Officer and Director of Gemphire Therapeutics, until it was acquired by NeuroBo Pharmaceuticals. While at Gemphire, he oversaw activities related to clinical trials, manufacturing, finances, business development, R&D and intellectual property. Prior to Gemphire, he was Managing Director at Excel Venture Management, LLC (“Excel”), a Boston-based venture capital firm which he co-founded, from March 2008 to May 2018. At Excel, he focused on investing in life science technology companies with a particular interest in disruptive platforms that can impact multiple industries. Prior to Excel, Dr. Gullans co-founded RxGen, Inc., a pharmaceutical services company, where he also served as Chief Executive Officer and a director from February 2004 to February 2008. Prior to that, he was the Chief Scientific Officer of US Genomics, Inc., a company that developed technology to analyze DNA for pathogen detection, from November 2002 to January 2004. Dr. Gullans currently serves as a director at Orionis Biosciences, Navigation Sciences, Alexis Bio and Metis Minds. He was previously a board member of Activate Networks, Inc. which was acquired by Decision Resource Group, nanoMR Inc., which was acquired by DNA Electronics Ltd, Tetraphase Pharmaceuticals, Inc. which went public in 2013, and Molecular Templates, Inc. which was merged into a public entity in 2017, BioTrove which was acquired by Agilent, and NeuroBo Pharmaceuticals. Dr. Gullans was a faculty member at Harvard Medical School and Brigham and Women’s Hospital for almost 20 years. Dr. Gullans holds a B.S. from Union College and a Ph.D. from Duke University.

John L. Brooks III has been serving as our director since June 2021. Mr. Brooks serves as a Class II Director and his current term will expire at our 2023 annual meeting of stockholders. He currently serves as a director of Hemoshear Therapeutics since November 2008, Noxilizer since March 2009, Hygieia since June 2016, Theromics since February 2021 and AltrixBio since December 2021. He served as the chairman of Thermalin, Inc. from January 2009 to December 2021. Mr. Brooks was the President of the NTT division of L-Nutra Inc., a company focused on nutrition and fasting mimicking technologies from March 2021 to May 2022. In January 2012, Mr. Brooks founded Ammonett Pharma and continues to serve on its board of directors since then. He is also a co-founder of Rocky Mountain Biphasic and serves as a director since April 2022. He has also served as the managing director of Healthcare Capital LLC since February 2007. Previously, Mr. Brooks served as the Chief Executive Officer, President and a director of NeuroBo Pharmaceuticals, Inc. from March 2018 to December 2019 and as the chairman of Cellnovo, Ltd. from 2012 to December 2019. Mr. Brooks is also involved with several non-profit organizations. He currently serves as the Chief Executive Officer and President of Worldwide Network for Innovation in Clinical Education and Research (WNICER) since January 2019 and serves as a director of T1D Exchange since March 2020, the ADA New England Chapter since January 2015, The Diabetes Link since January 2010, and the University of Massachusetts Amherst Foundation since January 2012. Mr. Brooks received his BBA and MSBA in Accounting from the University of Massachusetts Amherst.

Christopher Ianelli served as Chief Executive Officer and President of iSpecimen from July 2009 until September 2022, and has served as a director since July 2009. Dr. Ianelli serves as a Class III Director and his current term will expire at our 2024 annual meeting of stockholders. Dr. Ianelli was a co-founder of and served as Chief Executive Officer of Abkine Pharmaceuticals, Inc., a development stage biopharmaceutical company pioneering innovative approaches to treatment of inflammatory and autoimmune diseases based on disruption of interleukin-16 signaling and chemoattraction from November 2009 to December 2011. Prior to that, Dr. Ianelli served as a Managing Director at Leerink Swann (presently SVB Leerink), a leading healthcare and life science investment bank, where he managed the expansion and delivery of specialized research services and directed strategy to develop new healthcare data and information assets for the firm from August 2003 to March 2008. From 2000 to 2003, Dr. Ianelli was a co-founder and Managing Director of Boston Medical & Scientific Advisors LLC, a specialty healthcare investment research firm ultimately acquired by Leerink. Dr. Ianelli received his Bachelor of Science degree in Biological Sciences from University of Lowell and both his Ph.D. in Immunology and his M.D. from Tufts University. He completed his residency training, including a year as Chief Resident, in Pathology at Brigham & Women’s Hospital and Harvard Medical School. He is well-qualified to serve on our Board due to his extensive experience in operations of biopharmaceutical and technology companies and his expertise in medicine, healthcare and life sciences.

Jill Mullan has been serving as a director since October 2014, and previously served as our Chief Operating Officer from August 2013 to October 2022, and Secretary from November 2012 to October 2022. Ms. Mullan serves as a Class II Director and her current term will expire at our 2023 annual meeting of stockholders. She joined the Company in 2010 as the Vice President of Marketing. She was a marketing/strategy consultant at AppNeta, a computer software company, from 2008 to 2010. From 2003 to 2008, she was a marketing and business strategy consultant to various technology-based companies including EMC and Planon Software. From 2000 to 2003, Ms. Mullan was on the founding team and Director of Marketing at Storigen Systems, a provider of distributed storage networks, where she built and ran the company’s product marketing, communications, and public relations organization; developed the company’s brand identity and launched several successful products. She was also employed at Avid Technology from 1996 to 2000, most recently as a Director of Product Marketing and Management with product responsibility for Avid’s editing product line. Prior to that, Ms. Mullan worked in product management and engineering roles at IBM, MIPS Computer Systems, and Hewlett Packard. Ms. Mullan formerly served as treasurer and board member of the Westford Education Foundation. She graduated with distinction from Cornell University with a Bachelor of Science in electrical engineering and received a Master of Business Administration from Stanford University with a focus on entrepreneurship and marketing. She is well-qualified to serve on our Board due to her extensive experience in operations, strategy, marketing, product, and business development in technology-based companies.

Joseph J. Basile has been serving as our director since November 2022. Mr. Basile serves as a Class III Director and his current term will expire at our 2024 annual meeting of stockholders. Mr. Basile has an extensive body of work with companies and investors in cross-border and domestic mergers, acquisitions, divestitures, financial restructurings, control and minority investments, joint ventures and strategic alliances in North America, Europe, Asia and Latin America. He has been serving as founder and managing director of Pari Passu M&A Mediation, LLC, an alternative dispute resolution firm, since July 2022, and as a Senior Advisor of Hogan Lovells US LLP, a global law firm, since July 2022. He is also a member of each of the Board of Directors, Executive Committee, and Health Care Task Force of Massachusetts Business Roundtable. Previously, Mr. Basile was a Partner and Co-chair of the Mergers & Acquisitions practice group at Foley Hoag LLP from March 2014 to June 2022. Prior to that, he worked at Weil, Gotshal & Manges LLP as a Partner and from May 2008 to February 2014 and as Managing Partner of Weil’s Boston office from September 2011 to February 2014. From 2000 to 2008, he was a Partner of mergers & acquisitions and financial restructuring practice groups at Bingham

McCutchen LLP. Mr. Basile has held several board or committee positions, including as a member of the Board of Trustees (including the Audit Committee and Finance Committee of the Board) of Stonehill College, as a member of Board of Trustees of Saint Columbkille Partnership School, and as a member of Massachusetts State Ethics Commission. He received his A.B. from Stonehill College and J.D. from Harvard Law School. He is well-qualified to serve on the Board due to his extensive experience in mergers & acquisitions and corporate governance.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of our Board of Directors

Our board of directors currently consists of seven directors. Our certificate of incorporation, as amended, and bylaws, as amended, provide that our board of directors can consist of any number of directors as voted on and approved by the board of directors. Our board of directors is divided into three classes, designated as Class I, Class II and Class III directors, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class I directors, consisting of Messrs. Ross and Gullans, will expire at our 2025 annual meeting of stockholders. The term of office of the Class II directors, consisting of Messrs. Brooks and Scholl and Ms. Mullan, will expire at our 2023 annual meeting of stockholders. The term of office of the Class III directors, consisting of Dr. Ianelli and Mr. Basile, will expire at our 2024 annual meeting of stockholders. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). Our board of directors has affirmatively determined that each of Mr. Ross, Dr. Gullans, Mr. Brooks, Mr. Scholl and Mr. Basile are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his capacity as a member of our audit committee, our board of directors, or any other committee of our board of directors: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee, and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

We have established an audit committee of the board of directors. Dr. Gullans, Mr. Brooks and Mr. Basile serve as members of our audit committee, and Mr. Brooks chairs the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Brooks qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter that is available to stockholders on the Corporation’s website at https://investors.ispecimen.com/governance-documents, which details the principal functions of the audit committee, including:

➢

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

➢	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

➢discussing with management major risk assessment and risk management policies;

➢monitoring the independence of the independent auditor;

➢	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

➢reviewing and approving all related-party transactions;

➢inquiring and discussing with management our compliance with applicable laws and regulations;

➢	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

➢appointing or replacing the independent auditor;

➢

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

➢

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

➢approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Board of Directors reviews the Nasdaq listing standards definition of independence for audit committee members on an annual basis and has determined that all current members of our audit committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

The Board of Directors has also determined that Mr. Brooks qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Brooks’ level of knowledge and experience based on a number of factors, including his formal education and experience.

Compensation Committee

We have established a compensation committee of the Board of Directors. Messrs. Brooks and Scholl and Dr. Gullans serve as members of our compensation committee. Dr. Gullans chairs the compensation committee.

We have adopted a compensation committee charter that is available to stockholders on the Company’s website at https://investors.ispecimen.com/governance-documents, which details the principal functions of the compensation committee, including:

➢

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

➢reviewing and approving the compensation of all our other executive officers;

➢reviewing our executive compensation policies and plans;

➢implementing and administering our incentive compensation equity-based remuneration plans;

➢assisting management in complying with our proxy statement and annual report disclosure requirements;

➢	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

➢if required, producing a report on executive compensation to be included in our annual proxy statement; and

➢reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Mr. Scholl and Mr. Basile serve as members of our nominating and corporate governance committee. Mr. Scholl chairs the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter that is available to stockholders on the Company’s website at https://investors.ispecimen.com/governance-documents, which details the principal functions of the nominating and corporate governance committee, and which provides that persons to be nominated to serve as directors:

➢should have demonstrated notable or significant achievements in business, education or public service;

➢

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

➢	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating and corporate governance committee will consider several qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors’ compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee. See the section titled “Certain Relationships and Related Party Transactions” for information about related party transactions involving members of our compensation committee or their affiliates.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code will be posted on our website, www.ispecimen.com. In addition, we post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on or accessed through our website is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Compensation Recovery

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of material noncompliance with the financial reporting requirements that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our current and former executive officers. We plan to implement a clawback policy to address this, although we have not yet implemented such policy.

Item 11. Executive Compensation

The following discussion of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs, see “Special Note Regarding Forward-Looking Statements.” Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion.

The discussion below includes a review of our compensation decisions with respect to fiscal years 2022 and 2021 for our “named executive officers,” or NEOs, namely our principal executive officer, our two other most highly compensated executive officers and two additional persons for whom disclosure would have been provided but for the fact that they were not serving as our executive officers as of December 31, 2022.

In 2022 and 2021, we compensated our NEOs through base salary, as described below. Our officers are also eligible for the standard benefits programs we offer all employees.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for fiscal years 2022 and 2021.

				Option	All other
		Salary	Bonus	awards	compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)
Tracy Curley(2)	2022	$313,385	$—	$—	$—	$313,385
Chief Executive Officer	2021	$140,000	$84,000	$—	$—	$224,000
Benjamin Bielak	2022	$301,938	$6,000	$—	$—	$307,938
Chief Information Officer	2021	$250,000	$84,000	$—	$—	$334,000
Christopher Ianelli(3)	2022	$351,346	$12,000	$—	$2,956	$366,302
Former Chief Executive Officer, President and Director	2021	$300,000	$140,000	$—	$—	$440,000
Jill Mullan(4)	2022	$328,750	$20,000	$—	$—	$348,750
Former Chief Operating Officer, Secretary and Director	2021	$277,500	$113,750	$—	$—	$391,250
1.	The amounts reported in the “Option awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 10 to our financial statements appearing at the end of this prospectus regarding assumptions underlying the valuation of equity awards.
2.	Tracy Curley has been serving as our Chief Financial Officer since August 2022 and Treasurer since July 2021. She became the Interim Chief Executive Officer on September 21, 2022 and was appointed as the Company’s full-time Chief Executive Officer on January 9, 2023.
3.	Dr. Ianelli’s positions as Chief Executive Officer and President of the Company were terminated, by the mutual agreement of the Company and Dr. Ianelli, on September 21, 2022. He still serves on the board as a director.
4.	Ms. Mullan vacated her positions as Chief Operating Officer and Secretary of the Company on October 24, 2022. She still serves on the board as a director.

Employment Agreements

We have entered into one-year employment agreements with each of our Chief Executive Officer/Chief Financial Officer, and Chief Information Officer.

Tracy Curley

We entered into an employment agreement with Ms. Curley, effective as of June 21, 2021, which, by its terms, was to expire on June 21, 2022, but was extended until July 29, 2022. We subsequently entered into a First Amended and Restated Executive Employment Agreement on October 24, 2022 (the “Curley Amended Employment Agreement”), continuing her employment as our Chief Financial Officer and appointing her as Interim Chief Executive Officer until such date as her employment is either terminated by the Company or Ms. Curley, as provided under the terms of the Curley Amended Employment Agreement, and described in further detail below, or earlier terminated upon her death or disability.  On January 9, 2023, the Board appointed Ms. Curley as our full-time Chief Executive Officer.

Under the terms of the Curley Amended Employment Agreement, Ms. Curley is paid an annual base salary (“Base Salary”) of $350,000, which was applied retroactively from June 21, 2022. Additionally, Ms. Curley is eligible for an annual discretionary bonus, solely within the determination of the Board, with a target of 50% of her then current Base Salary, based on the Company’s overall performance and her achieving certain measures described in the Curley Amended Employment Agreement (the “Curley Target Bonus”). The Curley Target Bonus for fiscal year 2022 was $87,500, based on a pro-rated target of 25% of her Base Salary.

In addition to the Base Salary and Curley Target Bonus described above, Ms. Curley was awarded stock options (“Options”) for a term of 10 years and exercisable for up to 100,000 shares of common stock, under our Amended and Restated 2021 Equity Incentive Plan (the “2021 Plan”), at an exercise price equal to $1.61 per share. These Options vest over four years, vesting with respect to 25,000 shares of common stock on June 21, 2023 and for 2,083 shares of common stock monthly thereafter, until fully vested, subject to Ms. Curley continuing to be employed by the Company on each applicable vesting date. The Options also fully vest upon a Change of Control (as such term is defined in the Plan), as more fully described in the Curley Amended Employment Agreement. Furthermore, if Ms. Curley retires from the Company at or after the age of 66, all unvested equity awards she possesses, upon such retirement, will automatically vest.

The Curley Amended Employment Agreement may be terminated either by the Company or Ms. Curley, with the following termination provisions. If the Company terminates the Curley Amended Employment Agreement for just cause (as such term is defined in the Curley Amended Employment Agreement) or if Ms. Curley terminates the Curley Amended Employment Agreement by giving 30 days’ advance notice (other than for Good Reason (as such term is defined in the Curley Amended Employment Agreement)), Ms. Curley will be entitled to (i) earned but unpaid salary and earned but unpaid bonus through the termination date, (ii) COBRA benefits for up to the applicable statutory period with premium payments made by Ms. Curley, and (iii) other payments which may be required by law (the “Standard Termination Benefits”). If Ms. Curley terminates the Curley Amended Employment Agreement for Good Reason or the Company terminates the Curley Amended Employment Agreement without just cause, Ms. Curley is entitled to, in addition to the Standard Termination Benefits, (x) severance equal to 18 months of her then Base Salary (which will be reduced to 12 months of her then Base Salary, if such termination occurs more than one year after the Company appoints a new Chief Executive Officer and Ms. Curley no longer serves as Interim Chief Executive Officer) and (y) COBRA benefits for the period during which she receives severance payments, with the Company providing Ms. Curley with continuation coverage upon the same terms and conditions as if she were still an active employee of the Company. Such severance payments will be made in bi-weekly installments and Ms. Curley’s right to receive such payments is conditioned upon her executing and delivering to the Company a customary general release. In the event of a Change of Control (as such term is defined in the Curley Amended Employment Agreement), and a termination of Ms. Curley’s employment without just cause or her resignation for Good Reason, in either case, within 12 months after such Change of Control, Ms. Curley will be entitled to the Standard Benefits and 18 months of severance payments. Ms. Curley’s right to receive such payments is conditioned upon her executing and delivering to the Company a customary general release. In the event of the termination of the Curley Amended Employment Agreement, as a result of her death or disability, she will be entitled to the Standard Termination Benefits.

The Curley Amended Employment Agreement also contains customary noncompetition and non-solicitation covenants, provisions regarding the protection of confidential information and commitments to assign to use any inventions developed during Ms. Curley’s employment, which are contained in a separate First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement between Ms. Curley and the Company, also dated October 24, 2022.

Benjamin Bielak

We entered into an employment agreement with Mr. Bielak, effective as of June 21, 2021, which, by its terms, was to expire on June 21, 2022, but was extended until July 29, 2022. We subsequently entered into a First Amended and Restated Executive Employment Agreement with Mr. Bielak on October 24, 2022, continuing his employment as our Chief Information Officer until such date as his employment is either terminated by the Company or Mr. Bielak, as provided under the terms of the Bielak Amended Employment Agreement, and described in further detail below, or earlier terminated upon his death or disability.

Under the terms of the Bielak Amended Employment Agreement, Mr. Bielak is paid an annual Base Salary of $326,000, which was applied retroactively from June 21, 2022. Additionally, Mr. Bielak is eligible for an annual discretionary bonus, solely within the determination of the Board, with a target of 40% of his then current Base Salary, based on the Company’s overall performance and his achieving certain measures described in the Bielak Amended Employment Agreement (the “Bielak Target Bonus”). The Bielak Target Bonus for fiscal year 2022 was $65,200 based on a pro-rated target of 20% of his Base Salary.

In addition to the Base Salary and Bielak Target Bonus described above, Mr. Bielak was awarded Options for a term of 10 years and exercisable for up to 30,000 shares of common stock, under the 2021 Plan, at an exercise price of $1.61 per share. These Options vest over four years, vesting with respect to 7,500 shares on June 21, 2023 and for 625 shares of common stock monthly thereafter, until fully vested, subject to Mr. Bielak continuing to be employed by the Company on each applicable vesting date.

The Bielak Amended Employment Agreement may be terminated either by the Company or Mr. Bielak, with the following termination provisions. If the Company terminates the Bielak Amended Employment Agreement for just cause (as such term is defined in the Bielak Amended Employment Agreement”) or if Mr. Bielak terminates the Bielak Amended Employment Agreement by giving 30 days’ advance notice (other than for Good Reason (as such term is defined in the Bielak Amended Employment Agreement)), Mr. Bielak will be entitled to the Standard Termination Benefits. If Mr. Bielak terminates the Bielak Amended Employment Agreement for Good Reason or the Company terminates the Bielak Amended Employment Agreement without just cause, Mr. Bielak is entitled to, in addition to the Standard Termination Benefits, (x) severance equal to 12 months of his then Base Salary, (y) a bonus payment equal to 40% of his then Base Salary, pro-rated based on the number of days Mr. Bielak was employed during the year of termination of his employment and (z) COBRA benefits for the period during which he receives severance payments, with the Company providing Mr. Bielak with continuation coverage upon the same terms and conditions as if he were still an active employee of the Company. Such severance payments will be made in bi-weekly installments and Mr. Bielak’s right to receive such payments is conditioned upon his executing and delivering to the Company a customary general release.

The Bielak Amended Employment Agreement also contains customary noncompetition and non-solicitation covenants, provisions regarding the protection of confidential information and commitments to assign to use any inventions developed during Mr. Bielak’s employment, which are contained in a separate First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement between Mr. Bielak and the Company, also dated October 24, 2022.

Separation Agreements

Christopher Ianelli

On October 24, 2022, we entered into Separation Agreement with Dr. Ianelli (the “Ianelli Separation Agreement”), in connection with his termination as our Chief Executive Officer and President. Under the terms of the Ianelli Separation Agreement, Dr. Ianelli was paid all accrued salary earned through October 24, 2022 (the “Ianelli Separation Date”). Dr. Ianelli is also receiving the following additional benefits under the terms of the Ianelli Separation Agreement:

(i)             Severance equal to 12 months of his base salary for a total of $350,000, which is payable in 12 equal monthly payments after the Ianelli Separation Date through October 2024.

(ii)            Payment by the Company for all COBRA health and dental insurance premiums for the entire period for which Dr. Ianelli is eligible for COBRA benefits; provided, however, that he is required to notify the Company if he becomes covered under another employer’s group health plan or otherwise ceases to be eligible for COBRA benefits, upon which the Company shall no longer be required to pay for such COBRA benefits.

(iii)           Vesting of Restricted Stock Units (“RSU’s), for 13,021 shares of the 31,250 shares of common stock which were unvested as of the Ianelli Separation Date, was accelerated with Dr. Ianelli being issued 13,021 shares of common stock, for which he was required to pay all applicable taxes in connection with the vesting of those RSUs.

Dr. Ianelli will continue to serve on the Board for as long as he continues to be elected to the Board, unless he resigns or is removed sooner.

The Ianelli Separation Agreement also requires Dr. Ianelli to comply with his continuing obligations under the Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement executed by Dr. Ianelli on June 21, 2021, the form of which was filed as an exhibit to the form of Dr. Ianelli’s Executive Employment Agreement filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-250198), which was declared effective by the Commission on June 16, 2021. The Ianelli Separation Agreement also contains customary mutual releases by Dr. Ianelli and the Company.

Jill Mullan

On October 24, 2022, we entered into a Separation Agreement with Ms. Mullan (the “Mullan Separation Agreement”), in connection with her termination as our Chief Operating Officer. Under the terms of the Mullan Separation Agreement, Ms. Mullan was paid all accrued salary earned through October 24, 2022 (the "Mullan Separation Date”). Ms. Mullan is also receiving the following additional benefits under the terms of the Mullan Separation  Agreement:

(i)             Severance equal to 12 months of her base salary for a total of $325,000, which is payable in 12 equal monthly payments after the Separation Date through October 2024.

(ii)            Payment by the Company for all COBRA health and dental insurance premiums for the entire period for which Ms. Mullan is eligible for COBRA benefits; provided, however, that she is required to notify the Company if she becomes covered under another employer’s group health plan or otherwise ceases to be eligible for COBRA benefits, upon which the Company shall no longer be required to pay for such COBRA benefits.

(iii)           Vesting of Restricted Stock Units (“RSU’s), for 13,021 shares of the 31,250 shares of common stock which were unvested as of the Mullan Separation Date, was accelerated with Ms. Mullan being issued 13,021 shares of common stock, for which she was required to pay all applicable taxes in connection with the vesting of those RSUs.

Ms. Mullan will continue to serve on the Board for as long as she continues to be elected to the Board, unless she resigns or is removed sooner.

The Mullan Separation Agreement also requires Ms. Mullan to comply with her continuing obligations under the Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement executed by Ms. Mullan on June 21, 2021, the form of which was filed as an exhibit to the form of Ms. Mullan’s Executive Employment Agreement filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-250198), which was declared effective by the Commission on June 16, 2021. The Mullan Separation Agreement also contains customary mutual releases by Ms. Mullan and the Company, which will not become effective in the event that Ms. Mullan revokes her execution of the Mullan Separation Agreement, during the Mullan Revocation Period.

Non-Employee Director Compensation

The following table sets forth information regarding the total compensation paid to our current non-employee directors during 2022 for their service on our Board. Our directors who are employed by us do not receive any additional compensation for serving on our Board.

					Non-equity	Non qualified
					incentive	deferred
	Fees earned			Option	plan	compensation	All other
	or paid	Stock		awards	compensation	earnings	compensation
Name and Principal Position	in cash($)	awards($)		($)(9)	($)	($)	($)	Total($)
Andrew Ross,
Chairman of the Board(1)	$20,000	$1,088	(10)	$—	—	—	—	$21,088
Bud Scholl(2)
Director	$20,000	$1,088	(11)	$—	—	—	—	$21,088
Steven Gullans(3)
Director	$20,000	$1,088	(12)	$—	—	—	—	$21,088
John Brooks(4)
Director	$20,000	$1,088	(13)	$—	—	—	—	$21,088
Christopher Ianelli(5)
Director	$3,641	$—		$—	—	—	—	$3,641
Jill Mullan(6)
Director	$3,641	$—		$—	—	—	—	$3,641
Joseph J Basile(7)

Director	$1,793	$—	$663	(14)	—	—	—	$2,456
Margaret Lawrence(8)
Director	$17,500	$—	$—		—	—	—	$17,500

1)	Andrew L. Ross has been serving as our director since January 2012.
2)	George “Bud” Scholl has been serving as our director since February 2014.
3)	Steven Gullans has been serving as our director since October 2020.
4)	John L. Brooks III has been serving as our director since June 2021.
5)	Dr. Ianelli’s positions as Chief Executive Officer and President of the Company were terminated, by the mutual agreement of the Company and Dr. Ianelli on September 21, 2022. He became a non-employee director on October 24, 2022.
6)	Ms. Mullan vacated her positions as Chief Operating Officer and Secretary of the Company on October 24, 2022. She became a non-employee director on October 24, 2022.
7)	Joseph J. Basile was appointed a director on November 28, 2022.
8)	Margaret H. Lawrence had been serving as our director since June 2021. She resigned from the board on November 15, 2022.
9)	The amounts reported in the “Option awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718.
10)	The aggregate number of Restricted Stock Units (RSUs) awarded in 2022 was 625. None was outstanding as of December 31, 2022.
11)	The aggregate number of Restricted Stock Units (RSUs) awarded in 2022 was 625. None was outstanding as of December 31, 2022.
12)	The aggregate number of Restricted Stock Units (RSUs) awarded in 2022 was 625. None was outstanding as of December 31, 2022.
13)	The aggregate number of Restricted Stock Units (RSUs) awarded in 2022 was 625. None was outstanding as of December 31, 2022.
14)	The aggregate number of stock options outstanding as of December 31, 2022 was 1,668.

On July 30, 2021, our Board of Directors adopted and approved a director compensation policy (the “Initial Non-Employee Director Compensation Policy”), which provided for each of the non-employee directors (i) an annual retainer of $20,000, payable quarterly, (ii) equity compensations (including NSOs with a vesting schedule of three years to purchase 13,525 shares of common stock at the fair market value and annual restricted stock units (“RSUs”) which vested in four equal quarterly tranches) under the 2021 Plan, and (iii) travel expense reimbursement. The Initial Non-Employee Director Compensation Policy was amended, as of November 30, 2022, in an Amended and Restated Non-Employee Director Compensation Policy.  The Amended and Restated Non-Employee Director Compensation Policy provides for each of the non-employee directors:

(i) an initial non-qualified ten-year stock option grant upon commencement of service on the Board equal to (x) 834 shares multiplied by (y) the number of months (including the month of commencement of service on the Board) that such director will serve during his or her first calendar year at an exercise price equal to 100% of the fair market value of our common stock vesting in four equal quarterly installments and subject to certain adjustments;

(ii)an annual non-qualified ten-year stock option grant on each January 2nd equal to 10,000 shares of our common stock at an exercise price equal to 100% of the fair market value of our common stock vesting in four equal quarterly installments and subject to certain adjustments;

(iii)an annual cash retainer of $20,000 plus an additional (x) $7,500 for each Board committee on which a director serves as chair and (y) $3,500 for each Board committee on which a director serves, but is not chair, which cash retainer is payable in for equal quarterly payments; and

(iv)travel expense reimbursement.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers that require us to indemnify them against expenses, judgments, fines, settlements and other amounts that any such person becomes legally obligated to pay (including with respect to a derivative action) in connection with any proceeding, whether actual or threatened, to which such person may be made a party by reason of the fact that such person is or was a director or officer of us or any of our affiliates, provided such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, our best interests. We maintain a directors’ and officers’ liability insurance policy. The policy insures directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers. The policy contains various exclusions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding all outstanding stock options and restricted stock held by each of our named executive officers as of December 31, 2022:

	Option Awards				Stock awards

	Number of	Number of			Number of		Market value
	securities	securities			shares		of shares
	underlying	underlying			of units of		of units of
	unexercised	unexercised			stock that		stock that
	options (#)	options (#)	Option exercise	Option	have not		have not
Name	exercisable	unexercisable	price ($)	expiration date	vested (#)		vested ($) (3)
Tracy Curley	—	100,000	$1.61	October 31, 2032	22,728	(1)	31,137
Benjamin Bielak	—	30,000	$1.61	October 31, 2032	28,410	(2)	38,922
Benjamin Bielak	4,396	—	$1.00	July 27, 2028	—		—
Benjamin Bielak	1,127	282	$1.00	April 26, 2029	—		—

1)	Represents the unvested portion of the 37,879 RSUs granted on June 21, 2021, which is to vest in equal installments on the first five anniversaries of the grant date, subject to the executive’s continued service through each applicable vesting date.
2)	Represents the unvested portion of the 47,341 RSUs granted on June 21, 2021, which is to vest in equal installments on the first five anniversaries of the grant date, subject to the executive’s continued service through each applicable vesting date.
3)	Valuations are based on $1.37 per share, which was the last trading price for a share of the Company’s Common Stock on the NASDAQ on December 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Incentive Plans

Our Board has adopted, and our stockholders have approved, the 2013 Plan and 2021 Plan. The number of shares issued, number of shares reserved for issuance, number of shares underlying outstanding stock options and number of shares remaining available for future issuance under each plan, as of December 31, 2022, are as follows:

Number of
			Number of	Shares
	Number of		Shares	Remaining
	Shares		underlying	Available for
	Reserved for	Number of	Outstanding	Future
Plan	Issuance	Shares Issued	Options	Issuance
2013 Stock Incentive Plan	309,029	308,942	134,661	87
2021 Stock Incentive Plan	608,000	485,985	95,243	122,015

2013 Stock Incentive Plan

The 2013 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on April 12, 2013 to enhance our ability to attract, retain and motivate employees, officers, directors, consultants and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2013 Stock Incentive Plan similarly authorizes options, restricted stock, restricted stock units and other stock-based awards and grants our Board of Directors, or any committee to which the Board of Directors delegates such authority, the sole discretion in administering, interpreting, amending or accelerating the 2013 Stock Incentive Plan. Further, our Board of Directors may delegate to one or more officers of the Company the power to grant awards and exercise such other powers under the 2013 Stock Incentive Plan as the Board of Directors may determine, provided, that the maximum number of awards to be granted and the maximum number of shares issuable to any one participant by such officer or officers are fixed by the Board of Directors. No officer may designate himself or herself as a recipient of any such awards.

Awards may be made under the 2013 Stock Incentive Plan for up to 309,029 shares of our common stock. The shares of common stock underlying any unexercised award shall again be available for the grant of awards under the 2013 Stock Incentive Plan, subject to any limitations under the Code. No participant may be granted awards, over the ten-year term of the 2013 Stock Incentive Plan, equating to more than an aggregate of 50% of the shares of common stock available under the 2013 Stock Incentive Plan.

Our Board of Directors may grant participants of the 2013 Stock Incentive Plan options to purchase our common stock and determine the terms of such options (including the number of shares of common stock to be covered by each option, the exercise price of each option and the conditions and limitations applicable to the exercise of each option). Incentive stock options and nonqualified stock options to purchase common stock may also be awarded under the 2013 Stock Incentive Plan. Any incentive stock options that, in the aggregate, become exercisable for the first time in any one calendar year for shares of common stock with an aggregate fair market value of more than $100,000 are deemed to be nonstatutory or nonqualified stock options. These options may not be granted at less than the fair market value of our common stock (or 110% of the fair market value if an incentive stock option is granted to any stockholder who owns beneficially more than 10% of the voting power of all classes of the issued and outstanding stock).

Our Board of Directors may also grant shares of restricted stock or restricted stock units. Participants holding shares of restricted stock are entitled to all ordinary cash dividends paid with respect to such shares unless otherwise provided by our Board of Directors. Further, within 120 days of the termination of a participant’s employment, for any reason, the Company may purchase any shares of unvested restricted stock awards at the lower of the original purchase or issue price to the participant, or the fair market value.

In addition, other stock-based awards including stock appreciation rights, bonus stock, phantom stock awards and stock units may be issued, entitling recipients to receive shares of common stock to be delivered in the future. Such other stock-based awards may be available as a form of payment in the settlement of other awards granted under the 2013 Stock Incentive Plan or as payment in lieu of compensation to which a participant is otherwise entitled. The 2013 Stock Incentive Plan also provides for substitute awards (the “2013 Substitute Awards”), which may be issued in connection with a merger or acquisition. The 2013 Substitution Awards may substitute any options or other stock or stock-based awards granted by any merged or acquired entity or its affiliate on such terms as our Board of Directors deems appropriate.

In the event of any stock split, reverse stock split, reclassification of shares, spin-off or similar change in capitalization or any dividend or distribution other than an ordinary cash dividend, the number and class of securities, exercise price per share and the terms of each outstanding award are to be adjusted equitably by the Company as determined by our Board of Directors. In the event of a reorganization, merger liquidation or similar transaction, the Board of Directors as the discretion to provide that awards are assumed, substituted, terminated immediately prior to the consummation of such event, declare them exercisable or provide cash consideration for such award.

We have the right to repurchase awards in the event a participant is terminated or leaves the Company regardless of the reason or cause.

Repricing of Stock Options

In September 2020, our Board of Directors approved the repricing of all outstanding stock options to purchase an aggregate of 253,349 shares of common stock at an exercise price of $1.00 per share.

Amended and Restated 2021 Stock Incentive Plan

On June 16, 2021, our Board of Directors and stockholders approved the 2021 Plan. Our Board of Directors approved certain amendments to the 2021 Plan, which were approved by the stockholders on May 25, 2022. The following is summary of the principal features of the 2021 Plan.

The purpose of the 2021 Plan is to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential future contributions to us have been, are, or will be important to its success, an opportunity to acquire a proprietary interest in our Company. The various types of incentive awards that may be provided under the plan are intended to enable our Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

The 2021 Plan grants our Board of Directors, or any committee to which the Board of Directors delegates such authority the sole discretion in administering, interpreting, amending or accelerating the 2021 Plan. The committee is comprised solely of “non-employee” directors, as defined in Rule 16b-3 under the Exchange Act. Subject to the provisions of the 2021 Plan, the committee will determine, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

There are 608,000 shares of common stock available for issuance under the 2021 Plan. The number of shares of common stock is subject to an annual increase on each anniversary of the 2021 Plan so that the aggregate amount of shares of common stock reserved under the 2021 Plan is equal to the greater of (i) the number of shares of common stock then reserved under the 2021 Plan or (ii) 5% of the total issued and outstanding number of our shares of common stock as of such anniversary. The maximum number of shares of common stock that may be awarded under the 2021 Plan as incentive stock options is 608,000 shares.  Shares of common stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2021 Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, the number of shares available under the plan may be increased by the lesser of (i) the number of such surrendered shares and shares used to pay taxes; and (ii) the number of shares purchased under such stock option.

We may grant awards under the 2021 Plan to employees, officers, directors, and consultants who are deemed to have rendered, or to be able to render, significant services to us and who are deemed to have contributed, or to have the potential to contribute, to its success. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of our Company or our subsidiaries.

Options. The 2021 Plan provides both for “incentive” stock options as defined in Section 422 of the Code, and for options not qualifying as incentive options, both of which may be granted with any other stock-based award under the plan. The committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year (under all of the plans), measured at the date of the grant, may not exceed $100,000.

An incentive stock option may only be granted within 10 years from the effective date of the 2021 Plan. An incentive stock option may only be exercised within ten years from the date of the grant, or within five years in the case of an incentive stock option granted to a person who, at the time of the grant, owns common stock possessing more than 10% of the total combined voting power of all classes of our stock.

Stock Appreciation Rights. Under the 2021 Plan, we may grant stock appreciation rights to participants who have been, or are being, granted stock options under the plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash, or we may grant them alone and unrelated to an option. In conjunction with non-qualified stock options, stock appreciation rights may be granted either at or after the time of the grant of the non-qualified stock options. In conjunction with incentive stock options, stock appreciation rights may be granted only at the time of the grant of the incentive stock options. A stock appreciation right entitles the holder to receive a number of shares of common stock having a fair market value equal to the excess fair market value of one share of common stock over the exercise price of the related stock option, multiplied by the number of shares subject to the stock appreciation rights. The granting of a stock appreciation right in tandem with a stock option will not affect the number of shares of common stock available for awards under the plan. In such event, the number of shares available for awards under the plan will, however, be reduced by the number of shares of common stock acquirable upon exercise of the stock option to which the stock appreciation right relates.

Restricted Stock. Under the 2021 Plan, we may award shares of restricted stock either alone or in addition to other awards granted under the plan. The committee determines the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price (if any) to be paid for the restricted stock by the person receiving the stock from us, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock awards.

The 2021 Plan will require that all shares of restricted stock awarded to the holder remain in our physical custody until the restrictions have terminated and all vesting requirements with respect to the restricted stock have been fulfilled. We will retain custody of all dividends and distributions made or declared with respect to the restricted stock during the restriction period. A breach of any restriction regarding the restricted stock will cause a forfeiture of the restricted stock and any retained dividends and distributions. Except for the foregoing restrictions, the holder will, even during the restriction period, have all of the rights of a stockholder, including the right to vote the shares.

Restricted Stock Units. Under the 2021 Plan, we may also award restricted stock units. Restricted stock units are the right to receive shares of common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the committee, which include substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. Restrictions or conditions could also include, but are not limited to, the attainment of performance goals, continuous service with our Company, the passage of time or other restrictions or conditions. The committee determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock units awards. The value of the restricted stock units may be paid in shares, cash, or a combination of both, as determined by the committee.

Other Stock-Based Awards. Under the 2021 Plan, we may grant other stock-based awards, subject to limitations under applicable law that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed consistent with the purposes of the plan. These other stock-based awards may be in the form of purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures or other rights convertible into shares of common stock and awards valued by reference to the value of securities of, or the performance of, one of our subsidiaries. These other stock-based awards may include performance shares or options, whose award is tied to specific performance criteria. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the 2021 Plan or any of our other plans.

Beneficial Ownership of Our Common Stock

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock, as of March 16, 2023 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of

Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within sixty (60) days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

		Amount and Nature
	Name and Address of	of Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Class(3)
Director and Executive Officers
Common Stock	Andrew L. Ross(1)	1,336,730	(4)	14.8%
Common Stock	Christopher Ianelli(1)	427,950	(5)	4.7%
Common Stock	Jill Mullan(1)	248,817	(6)	2.8%
Common Stock	Benjamin Bielak(1)	44,025	(7)	**
Common Stock	Tracy Curley(1)	22,412	(8)	**
Common Stock	George "Bud" Scholl(1)	855,621	(9)	9.5%
Common Stock	Steven Gullans(1)	15,894	(10)	**
Common Stock	John L. Brooks III(1)	13,640	(11)	**
Common Stock	Joseph J. Basile(1)	2,980	(12)	**
All Directors and Officers as a Group (9 persons)	All Directors and Officers as a Group (9 persons)	2,968,069		32.7%
5% or Greater Stockholders
Common Stock	OBF Investments(1)	841,981		9.3%
Common Stock	James G. Wolf(2)	790,730	(13)	8.8%

** Less than 1%

(1)	The address is: 450 Bedford St. Suite 1010, Lexington, MA 02420.

(2)	The address is: 105 Flyway Drive, Kiawah Island, SC 29455.

(3)	The calculation of the percentage of beneficial ownership is based on 9,016,558 shares of common stock outstanding as of March 16, 2023.

(4)	Includes 125 shares of Common Stock issuable upon vesting of restricted stock units (“RSUs”), which vest within 60 days of March 16, 2023. Additionally, includes 7,890 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 6,672 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(5)	Includes 92 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, which are exercisable within 60 days of March 16, 2023 and does not include 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, none of which are exercisable within 60 days of March 16, 2023.

(6)	Includes 92 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, which are exercisable within 60 days of March 16, 2023 and does not include 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, none of which are exercisable within 60 days of March 16, 2023.

(7)	Includes 6,087 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, all of which are exercisable within 60 days of March 16, 2023. Does not include 28,409 shares of Common Stock issuable upon vesting of RSUs, which do not vest within 60 days of March 16, 2023. Additionally, does not include 30,000 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.61 per share, none of which are exercisable within 60 days of March 16, 2023.

(8)	Does not include 22,729 shares of Common Stock issuable upon vesting of RSUs, which do not vest within 60 days of March 16, 2023. Additionally, does not include 100,000 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.61 per share, none of which are exercisable within 60 days of March 16, 2023.

(9)	Consists of 841,981 shares of Common Stock owned by OBF Investments, LLC. Mr. Scholl is the President and Chief Executive Officer of OBF Investments, LLC. Includes 125 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 7,890 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 6,672 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(10)	Includes 125 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 10,144 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $3.83 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 3,381 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(11)	Includes 125 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 7,890 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 6,672 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(12)	Includes 63 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(13)	Information based solely on the information provided by Mr. Wolf in Amendment No. 1 to Schedule 13G filed with the SEC on December 27, 2022.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are summaries of certain provisions of transactions within the past three years to which we have been a party, in which the amount involved exceeds or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of our capital stock, or immediate family member thereof, had or will have a direct or indirect material interest, and are qualified in their entirety by reference to all of the provisions of such agreements. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

Issuance of Convertible Promissory Notes

From March 2017 through July 2018, we issued and sold an aggregate of $5.5 million principal amount in unsecured related party convertible promissory notes (“Convertible Notes”) to related parties , with an annual non-compounding interest rate of 6%, all of which converted, along with approximately $1.3 million of unpaid and accrued interest, upon the closing of our IPO into an aggregate of 1,206,614 shares of our common stock, which was at 30% discount to the $8.00 offering price of our common stock in our IPO on June 21, 2021.

The following persons who are directors, executive officers, holders of more than 5% of our capital stock, or an immediate family member thereof currently owned Convertible Notes with a combined principal plus interest value that exceeded $120,000, prior to conversion.

➢	Andrew Ross, Chairman of our Board of Directors and a principal stockholder, purchased Convertible Notes in the aggregate principal amount of $1,650,000.
➢	OBF Investments, LLC, a principal stockholder, purchased Convertible Notes in the aggregate principal amount of $2,150,000.

➢	Anna-Maria and Stephen Kellen Foundation, a principal stockholder, purchased Convertible Notes in the aggregate principal amount of $1,700,000.

In connection with the consummation of the IPO, the Company converted all $5,491,663 of its outstanding principal and all unpaid and accrued interest of $1,257,066 of the Convertible Notes into 1,206,614 shares of common stock on June 21, 2021, at a conversion price of $5.60 per share. As of December 31, 2021, there were no Convertible Notes outstanding. The Company incurred an approximate $260,000 loss on conversion of the Convertible Notes during the year ended December 31, 2021.

Issuance of Secured Promissory Notes

From 2018 through 2020, we issued and sold an aggregate of $6.5 million in certain secured promissory notes (“Bridge Notes”), with an annual non-compounding interest rate of 24%, and a current maturity date of the earlier of September 30, 2020, the closing of a new permanent equity financing in excess of $10,000,000, the sale of our Company or the pre-payment by our Company.

On October 1, 2020, we amended the Bridge Notes to extend the maturity date to March 31, 2021 and to increase the interest rate from 24% to 30% after October 1, 2020. On March 15, 2021, the maturity date was further extended to April 30, 2021, and the Company entered into a Fifth Amendment to the Bridge Notes. On April 16, 2021 and May 20, 2021, the Company issued additional Related Party Bridge Notes to related parties in the aggregate amount of $500,000 in order to finance the Company’s working capital needs. The note holders agreed to convert the outstanding principal and accrued and unpaid interest of the notes into shares of common stock upon the consummation of June 2021 offering. On April 28, 2021, the maturity date of the Bridge Notes and Related Party Bridge Notes was further extended to May 31, 2021. On May 12, 2021, the maturity date was further extended to June 30, 2021. See notes to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The following persons who are directors, executive officers, holders of more than 5% of our capital stock, or immediate family member thereof owned Bridge Notes with a combined principal plus interest value that exceeded $120,000 as of the date of the conversion on June 21, 2021.

➢

Andrew Ross, a principal stockholder and Chairman of our Board of Directors, and the Andrew L. Ross 2013 Irrevocable Trust, purchased Bridge Notes in the aggregate principal amount of $250,000.

➢

Callen Ross, son of Andrew Ross, purchased Bridge Notes in the aggregate principal amount of $100,000.

➢

Barri Mullan-Goodman, sister of Jill Mullan, our former Chief Operating Officer, purchased Bridge Notes in the aggregate principal amount of $150,000.

➢

Jill Mullan, our former Chief Operating Officer, purchased Bridge Notes in the aggregate principal amount of $350,000.

➢

David Ianelli, brother of Christopher Ianelli, our former Chief Executive Officer, purchased Bridge Notes in the aggregate principal amount of $100,000.

➢

Joseph Ianelli, father of Christopher Ianelli, our former Chief Executive Officer, purchased Bridge Notes in the aggregate principal amount of $300,000.

➢

OBF Investments, LLC, a principal stockholder, purchased Bridge Notes in the aggregate principal amount of $500,000.

Pursuant to the Fifth Amendment to the Bridge Notes, the note holders listed above converted an estimated aggregate amount of $1.8 million of the outstanding principal and accrued interest on the Bridge Notes into 357,420 shares of common stock.

Policies and Procedures for Related Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of business conduct and ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our Board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations includes any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Corporation.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Employee, Officer and Director Hedging

We maintain a policy on insider trading that applies to all shares of our capital stock held by any director, officer or employee. The policy requires that all directors, officers and employees receive our pre-clearance before engaging in any transactions involving our shares of capital stock and prohibits all directors, officers or employees from taking part in any hedging transactions.

Piggyback Registration Rights

We have granted certain parties piggyback registration rights under a certain investors’ rights agreement, dated as of August 22, 2014, by and among us and certain investors, a certain Series A preferred stock subscription agreement, a certain registration rights agreement, dated as of November 28, 2021, by and among us and the selling stockholders in connection with our private placement offering in December 2021, and a certain underwriting agreement, dated June 16, 2021, by and between us and ThinkEquity, a division of Fordham Financial Management, Inc., subject to certain requirements and customary conditions.

Anti-Takeover Effects of Certain Provisions of Our Certificate of Incorporation and Bylaws

Provisions of our Bylaws could make it more difficult to acquire us by means of a merger, tender offer, proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with us. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging takeover or acquisition proposals because negotiation of these proposals could result in an improvement of their terms.

Vacancies. Newly created directorships resulting from any increase in the number of directors and any vacancies on the Board of Directors resulting from death, resignation, disqualification, removal or other cause shall be filled by a majority of the remaining directors on the board.

Bylaws. Our Certificate of Incorporation and Bylaws authorizes the Board of Directors to adopt, repeal, rescind, alter or amend our bylaws without stockholder approval.

Removal. Except as otherwise provided, a director may be removed from office only by the affirmative vote of the holders of not less than a majority of the voting power of the issued and outstanding stock entitled to vote.

Calling of Special Meetings of Stockholders. Our Bylaws provide that special meetings of stockholders for any purpose or purposes may be called at any time only by the Board of Directors or by our Secretary following receipt of one or more written demands from stockholders of record who own, in the aggregate, at least 15% the voting power of our outstanding stock then entitled to vote on the matter or matters to be brought before the proposed special meeting.

Cumulative Voting. Our Certificate of Incorporation does not provide for cumulative voting in the election of directors, which would allow holders of less than a majority of the stock to elect some directors.

Staggered Board. Our Bylaws provided that our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to the Annual Meeting) serving a three-year term. As a result, only a minority of the Board of Directors will be considered for election at every annual meeting of stockholders, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Choice of Forum

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of ours to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or the Bylaws; and (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, the Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the Delaware Forum Provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in the Bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce the Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Indemnification of Directors and Officers

We are incorporated in the State of Delaware. The Certificate of Incorporation and Bylaws provide that, to the fullest extent permitted by Delaware law, as it presently exists or may be amended from time to time, a director shall not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director. And under Delaware law, this limitation of liability does not extend to, among other things, acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. So these provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer.

The Certificate of Incorporation and Bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. As such, should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. This indemnification policy could therefore result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

Furthermore, we intend to enter into indemnification agreements with our directors and executive officers that require us to indemnify them against expenses, judgments, fines, settlements and other amounts that any such person becomes legally obligated to pay (including with respect to a derivative action) in connection with any proceeding, whether actual or threatened, to which such person may be made a party by reason of the fact that such person is or was a director or officer of us or any of our affiliates, provided such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, our best interests. We maintain a directors’ and officers’ liability insurance policy. The policy insures directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers. The policy contains various exclusions.

Transfer Agent

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust. The transfer agent and registrar’s address is 1 State Street, 30th Floor, New York, NY 10004 and its telephone number is 1-212-509-4000.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and All Other Fees

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2022 and 2021, respectively, by Wolf & Company, P.C.

	2022	2021
Audit fees(1)	$173,000	$175,500
Audit-Related fees(2)	16,500	127,500
All Other Fees	—	—
Total	$189,500	$303,000

(1)This category includes the audit of our annual financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those fiscal periods.

(2)This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuance.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements - We have filed the following documents in Item 8 of this Annual Report:

2.	Financial Statement Schedules - All other schedules are omitted because they are not required, or the required information is included in the financial statements or notes thereto.
3.	Exhibits - For a list of exhibits filed with this Annual Report, refer to the exhibit index below. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
4.2	Warrant to Purchase Stock – Western Alliance Bank (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 16, 2021).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K filed with the SEC on March 22, 2022).
10.1	Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
10.2	Warrant to Purchase Common Stock issued to Western Alliance Bank on August 13, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
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

10.29	iSpecimen Inc. Second Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 26, 2022).
10.30#

Executive Employment Agreement by and between the Company and Christopher lanelli (incorporated by reference to Exhibit 10.25 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).

10.31#	Executive Employment Agreement by and between the Company and Jill Mullan (incorporated by reference to Exhibit 10.26 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.32#

Executive Employment Agreement by and between the Company and Tracy Curley (incorporated by reference to Exhibit 10.27 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).

10.33#	Employment Agreement by and between the Company and Benjamin Bielak (incorporated by reference to Exhibit 10.28 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.34

Factoring Agreement, dated January 1, 2021, by and between iSpecimen Inc. and Versant Funding, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).

10.35	Waiver Agreement, dated April 29, 2022, by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 29, 2022).
10.36#

First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Christopher Ianelli (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 21, 2022).

10.37#

First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Jill Mullan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on June 21, 2022).

10.38#

First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Tracy Curley (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on June 21, 2022).

10.39#

First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Benjamin Bielak (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on June 21, 2022).

10.40+#

First Amended and Restated Executive Employment Agreement, dated October 24, 2022, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 28, 2022).

10.41

First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement, dated October 24, 2022, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 28, 2022).

10.42+#

First Amended and Restated Executive Employment Agreement, dated October 24, 2022, by and between Benjamin Bielak and iSpecimen Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 28, 2022).

10.43

First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement, dated October 24, 2022, by and between Benjamin Bielak and iSpecimen Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 28, 2022).

10.44+

Separation Agreement, dated October 24, 2022, by and between Christopher Ianelli and iSpecimen Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on October 28, 2022).

10.45+

Separation Agreement effective October 24, 2022, by and between Jill Mullan and iSpecimen Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on October 28, 2022).

14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).
23.1*	Consent of Wolf & Company, P.C.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith.

**Furnished herewith.

+

Schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2023.

iSPECIMEN, INC.

By:	/s/ Tracy Curley
Tracy Curley
Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2023, by the following persons on behalf of the registrant and in the capacities indicated:

Signature

/s/ Tracy Curley	Chief Executive Officer, Chief Financial Officer and Treasurer
Tracy Curley	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Andrew Ross
Andrew Ross	Chairman of the Board

/s/ George "Bud" Scholl
George "Bud" Scholl	Director

/s/ Steven Gullans
Steven Gullans	Director

/s/ John Brooks II
John Brooks II	Director

/s/ Christopher Ianelli
Christopher Ianelli	Director

/s/ Jill Mullan
Jill Mullan	Director

/s/ Joseph Basile
Joseph Basile	Director