Form 10-K/A
period 2022-12-31
iSpecimen Inc.
filed 2023-03-30
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed by iSpecimen Inc. (the “Company”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2023 (the “Original Form 10-K”, and, as amended by this Amendment, the “Annual Report”) to make certain corrections to (i) the Company’s disclosure on Controls and Procedures in Part II, Item 9 of the Annual Report and (ii) the information in the Summary Compensation Table, and the footnotes thereto, in Part III, Item 11 of the Annual Report.

In addition, the Company is including in this Amendment a currently dated Consent of Wolf & Company, P.C., its auditor, attached hereto as Exhibit 23.1, and currently dated certifications from its Principal Executive Officer and Principal Financial and Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1, 31.2 and 32.2, respectively. The exhibits listed in Part IV-Item 15 “Exhibits and Financial Statement Schedules” are filed herewith in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

Except for the changes described above and the filing of the currently dated audtior’s consent and certifications added to the list of Exhibits in Part IV, this Amendment makes no other substantive changes to the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original Form 10-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth in Part III of this Annual Report on Form 10-K and is incorporated herein.

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

Management’s report on internal controls over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including the principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide full assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our auditors, Wolf & Company, P.C.

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

					Stock	Option		All other
		Salary	Bonus		awards	awards		compensation	Total
Name and Principal Position	Year	($)	($)		($)	($)(1)		($)	($)
Tracy Curley(2)	2022	$313,385	$—		$—	$77,000	(6)	$—	$390,385
Chief Executive Officer	2021	$282,999	$84,000		$240,153	$—		$—	$607,152
Benjamin Bielak	2022	$301,938	$6,000	(5)	$—	$23,100	(7)	$—	$331,038
Chief Information Officer	2021	$250,000	$84,000		$300,193	$—		$—	$634,193
Christopher Ianelli(3)	2022	$351,346	$12,000	(5)	$—	$—		$2,956	$366,302
Former Chief Executive Officer, President and Director	2021	$300,000	$140,000		$330,213	$—		$—	$770,213
Jill Mullan(4)	2022	$328,750	$20,000	(5)	$—	$—		$—	$348,750
Former Chief Operating Officer, Secretary and Director	2021	$277,500	$113,750		$330,213	$—		$—	$721,463
1.	The amounts reported in the “Option awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 10 to our financial statements appearing at the end of this prospectus regarding assumptions underlying the valuation of equity awards.
2.	Tracy Curley has been serving as our Chief Financial Officer since August 2020 and Treasurer since July 2021. She became the Interim Chief Executive Officer on September 21, 2022 and was appointed as the Company’s full-time Chief Executive Officer on January 9, 2023.
3.	Dr. Ianelli’s positions as Chief Executive Officer and President of the Company were terminated, by the mutual agreement of the Company and Dr. Ianelli, on September 21, 2022. He still serves on the board as a director.
4.	Ms. Mullan vacated her positions as Chief Operating Officer and Secretary of the Company on October 24, 2022. She still serves on the board as a director.
5.	Bonus paid in 2022 was paid as compensation for the executive officer’s satisfaction of certain performance objectives in 2021.
6.	Represents the fair value of 100,000 options granted to Tracy Curley on November 1, 2023.
7.	Represents the fair value of 30,000 options granted to Benjamin Bielak on November 1, 2023.

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

		Amount and Nature
	Name and Address of	of Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Class(3)
Director and Executive Officers
Common Stock	Andrew L. Ross(1)	1,336,730	(4)	14.8%
Common Stock	Christopher Ianelli(1)	427,950	(5)	4.7%
Common Stock	Jill Mullan(1)	248,817	(6)	2.8%
Common Stock	Benjamin Bielak(1)	44,025	(7)	**
Common Stock	Tracy Curley(1)	22,412	(8)	**
Common Stock	George "Bud" Scholl(1)	855,621	(9)	9.5%
Common Stock	Steven Gullans(1)	15,894	(10)	**
Common Stock	John L. Brooks III(1)	13,640	(11)	**
Common Stock	Joseph J. Basile(1)	2,980	(12)	**
All Directors and Officers as a Group (9 persons)	All Directors and Officers as a Group (9 persons)	2,968,069		32.7%
5% or Greater Stockholders
Common Stock	OBF Investments(1)	841,981		9.3%
Common Stock	James G. Wolf(2)	790,730	(13)	8.8%

** Less than 1%

(1)	The address is: 450 Bedford St. Suite 1010, Lexington, MA 02420.

(2)	The address is: 105 Flyway Drive, Kiawah Island, SC 29455.

(3)	The calculation of the percentage of beneficial ownership is based on 9,016,558 shares of common stock outstanding as of March 16, 2023.

(4)	Includes 125 shares of Common Stock issuable upon vesting of restricted stock units (“RSUs”), which vest within 60 days of March 16, 2023. Additionally, includes 7,890 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 6,672 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(5)	Includes 92 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, which are exercisable within 60 days of March 16, 2023 and does not include 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, none of which are exercisable within 60 days of March 16, 2023.

(6)	Includes 92 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, which are exercisable within 60 days of March 16, 2023 and does not include 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, none of which are exercisable within 60 days of March 16, 2023.

(7)	Includes 6,087 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.00 per share, all of which are exercisable within 60 days of March 16, 2023. Does not include 28,409 shares of Common Stock issuable upon vesting of RSUs, which do not vest within 60 days of March 16, 2023. Additionally, does not include 30,000 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.61 per share, none of which are exercisable within 60 days of March 16, 2023.

(8)	Does not include 22,729 shares of Common Stock issuable upon vesting of RSUs, which do not vest within 60 days of March 16, 2023. Additionally, does not include 100,000 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.61 per share, none of which are exercisable within 60 days of March 16, 2023.

(9)	Consists of 841,981 shares of Common Stock owned by OBF Investments, LLC. Mr. Scholl is the President and Chief Executive Officer of OBF Investments, LLC. Includes 125 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 7,890 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 6,672 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(10)	Includes 125 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 10,144 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $3.83 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 3,381 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(11)	Includes 125 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 7,890 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, which are exercisable within 60 days of March 16, 2023. Does not include 6,672 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $8.00 per share and 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, none of which are exercisable within 60 days of March 16, 2023.

(12)	Includes 63 shares of Common Stock issuable upon vesting of RSUs, which vest within 60 days of March 16, 2023. Additionally, includes 2,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share and 417 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.50 per share, which are exercisable within 60 days of March 16, 2023. Does not include 7,500 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.41 per share, and 1,251 shares of Common Stock issuable upon exercise of vested stock options at an exercise price of $1.50 per share, none of which are exercisable within 60 days of March 16, 2023.

(13)	Information based solely on the information provided by Mr. Wolf in Amendment No. 1 to Schedule 13G filed with the SEC on December 27, 2022.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

iSPECIMEN, INC.

By:	/s/ Tracy Curley
Tracy Curley
Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2023, by the following persons on behalf of the registrant and in the capacities indicated:

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