Form 10-Q
period 2023-03-31
iSpecimen Inc.
filed 2023-05-04
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2023, there were 9,029,370 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,762,654	$15,308,710
Available-for-sale securities	7,259,482	—
Accounts receivable – unbilled	1,584,440	2,327,789
Accounts receivable, net of allowance for doubtful accounts of $383,789 and $230,999 at March 31, 2023 and December 31, 2022, respectively	3,005,832	1,597,915
Prepaid expenses and other current assets	312,900	300,434
Tax credit receivable	34,669	140,873
Total current assets	15,959,977	19,675,721
Property and equipment, net	195,293	225,852
Internally developed software, net	5,610,007	4,503,787
Operating lease right-of-use asset	146,193	184,692
Security deposits	27,601	27,601
Total assets	$21,939,071	$24,617,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,701,235	$2,459,063
Accrued expenses	908,312	1,531,238
Operating lease current obligation	147,375	158,451
Deferred revenue	97,655	132,335
Total current liabilities	3,854,577	4,281,087
Operating lease long-term obligation	—	27,396
Total liabilities	3,854,577	4,308,483

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 9,053,320 issued, and 9,022,320 outstanding at March 31, 2023 and 8,956,808 issued and 8,925,808 outstanding at December 31, 2022	902	892
Additional paid-in capital	68,762,057	68,573,774
Treasury stock, 31,000 shares at March 31, 2023 and December 31, 2022, at cost	(172)	(172)
Accumulated other comprehensive income	18,843	—
Accumulated deficit	(50,697,136)	(48,265,324)
Total stockholders’ equity	18,084,494	20,309,170
Total liabilities and stockholders’ equity	$21,939,071	$24,617,653

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$2,950,197	$2,518,660
Operating expenses:
Cost of revenue	1,146,912	1,165,917
Technology	834,407	527,522
Sales and marketing	962,169	747,432
Supply development	275,246	182,070
Fulfillment	455,531	443,794
General and administrative	1,818,355	1,810,313
Total operating expenses	5,492,620	4,877,048

Loss from operations	(2,542,423)	(2,358,388)

Other income (expense), net
Interest expense	(3,535)	(38,048)
Interest income	114,263	12,654
Other income (expense)	(117)	40
Other income (expense), net	110,611	(25,354)

Net loss	$(2,431,812)	$(2,383,742)

Other comprehensive income:
Unrealized gains on available-for-sale securities	$18,843	$—
Total other comprehensive income	18,843	—
Comprehensive loss	$(2,412,969)	$(2,383,742)

Net loss per share - basic and diluted	$(0.27)	$(0.27)

Weighted average shares of common stock outstanding - basic and diluted	8,980,898	8,765,437

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2023
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	8,925,808	$892	31,000	$(172)	$68,573,774	$—	$(48,265,324)	$20,309,170
Stock-based compensation expense	—	—	—	—	54,608	—	—	54,608
Vesting of restricted stock	28,776	3	—	—	65,946	—	—	65,949
Issuance of common stock through exercise of stock options	67,736	7	—	—	67,729	—	—	67,736
Unrealized gain on available-for-sale securities	—	—	—	—	—	18,843	—	18,843
Net loss	—	—	—	—	—	—	(2,431,812)	(2,431,812)
Balance at March 31, 2023	9,022,320	$902	31,000	$(172)	$68,762,057	$18,843	$(50,697,136)	$18,084,494

	Three Months Ended March 31, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588
Stock-based compensation expense	3,125	—	—	—	184,191	—	184,191
Issuance of common stock through exercise of stock options	77,679	8	—	—	75,269	—	75,277
Net loss	—	—	—	—	—	(2,383,742)	(2,383,742)
Balance at March 31, 2022	8,814,283	$881	31,000	$(172)	$68,069,749	$(40,403,144)	$27,667,314

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,431,812)	$(2,383,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	120,557	184,191
Amortization of internally developed software	433,326	266,219
Depreciation of property and equipment	38,589	4,712
Bad debt expense	152,790	165,097
Amortization of debt issuance costs on note payable	—	3,048
Change in operating assets and liabilities:
Accounts receivable – unbilled	743,349	480,505
Accounts receivable	(1,560,707)	480,657
Prepaid expenses and other current assets	(12,466)	31,285
Operating lease right-of-use asset	38,499	36,291
Tax credit receivable	106,204	—
Accounts payable	242,172	(551,184)
Accrued expenses	(622,926)	30,171
Operating lease liability	(38,472)	(35,741)
Deferred revenue	(34,680)	(87,425)
Net cash used in operating activities	(2,825,577)	(1,375,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(1,539,546)	(339,162)
Purchase of property and equipment	(8,030)	—
Purchase of available-for-sale securities	(7,240,639)	—
Net cash used in investing activities	(8,788,215)	(339,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	67,736	75,277
Net cash provided by financing activities	67,736	75,277

Net decreases in cash and cash equivalents	(11,546,056)	(1,639,801)
Cash and cash equivalents at beginning of period	15,308,710	27,738,979
Cash and cash equivalents at end of period	$3,762,654	$26,099,178

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,535	$35,000
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets	$—	$333,123

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

Liquidity and Going Concern

The Company has recognized recurring losses and as of March 31, 2023. The Company had working capital of $12,105,400 and accumulated deficit of $50,697,136. The Company also had accounts payable and accrued expenses of $3,609,547 as of March 31, 2023. Additionally, as of March 31, 2023, the Company had cash and cash equivalents of $3,762,654 and available-for-sale securities of $7,259,482, which can be quickly liquidated. Management believes that the Company's existing cash and cash equivalents, and its available-for-sale securities provide the Company with sufficient liquidity to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued. As a result of recurring losses, the continued viability of the Company beyond May 2024 may be dependent on its ability to continue to raise additional capital to finance its operations.

Inflation and Recession

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by its customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect the Company’s business and financial condition. The Company increased its allowance for doubtful accounts in accounts receivables by $152,790 during the three months ended March 31, 2023 due to a few boutique life sciences customers that have filed for bankruptcy. The Company has enhanced procedures related to its credit check process for new and existing customers in fiscal year 2023 to mitigate the risk of future uncollectability of receivables.

Changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in a reduction in researchers’ demand for specimens due to the research organization’s inability to obtain funding.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Impact of the Russian-Ukrainian War on the Company’s Operations

The Company’s business was negatively impacted during the first quarter of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, the Company had approximately $1 million of purchase orders that were slated to be fulfilled by the Company’s supply network in Ukraine and Russia. This supply network was shut down at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of the Company’s Russian suppliers were disabled by sanctions. While the Company mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders. Alternate suppliers do not have the same favorable unit economics or specimen collection rates and this impacted the Company’s margins. Additionally, key resources were diverted from operations to resolving the re-fulfillment issues caused by the conflict.

As of March 31, 2023, the Company’s supply sites in Russia that had not been under sanctions were accessible and the Company’s supply sites in Ukraine were mostly reopened. However, due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company’s policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

Impact of the COVID-19 Pandemic on the Company’s Operations

In response to the COVID-19 pandemic, the Company put in place additional health and safety protocols. The Company continues to monitor and revise these protocols as appropriate to address the evolving nature of the pandemic. While the Company has seen a return to business as usual in its industry, the Company continues to monitor the future impact of the COVID-19 pandemic on the Company, which includes factors such as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on the Company’s employees, vendors and suppliers. The Company will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on its business, as well as customers’ and suppliers’ businesses.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022. There were no significant changes to these accounting policies during the three months ended March 31, 2023.

Use of Estimates

The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its common stock and warrants, deferred tax valuation allowances, revenue recognition, stock-based compensation, and accrued expenses amongst others. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Investments

The Company’s investments are considered to be available-for-sale as defined under ASC 320, Investments- Debt and Equity Securities, and are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income. Purchases and sales of securities are reflected on a trade-date basis. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the statement of operations, and amortization  of premiums and accretion of discounts on the U.S treasury bills are recorded in interest expense or income, respectively.

The Company continually monitors the difference between its cost basis and the estimated fair value of its investments. The Company’s accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when it determines that it is more likely than not that it will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Credit-related impairments on fixed maturity securities that the Company does not plan to sell, and for which it is not more likely than not to be required to sell, are recognized in net income. Any non-credit related impairment is recognized as a component of other comprehensive income. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; its intention to hold the investment; and the likelihood that it will be required to sell the investment.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of March 31, 2023 and December 31, 2022 because of their short-term nature. Available-for-sale securities are recorded at fair value.

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

The Company generates revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for the Company’s medical research customers using the Company’s proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to the Company’s customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer’s specification(s) from a supplier, on a “best efforts” basis, for the Company’s customer at the agreed price per specimen as indicated in the customer’s contract with the Company. The Company does not currently charge suppliers or customers for the use of the Company’s proprietary software. Each customer will execute a material and data use agreement with the Company or agrees to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, which is presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

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

The Company recognizes revenue over time, as the Company has created an asset with no alternative use to the Company which has an enforceable right to payment for performance completed to date. At contract inception, the Company reviews a contract and related order upon receipt to determine if the specimen ordered has an alternative use by the Company. Generally, specimens ordered do not have an alternative future use to the Company and the performance obligation is satisfied when the related specimens are accessioned. The Company uses an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned. In the rare circumstances where specimens do have an alternative future use, the Company's performance obligation is satisfied at the time of shipment.

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

Once a specimen that has no alternative future use and for which the Company has an enforceable right to payment has been accessioned, the Company records the offset to revenue in accounts receivable -- unbilled. Once the specimen has been shipped and invoiced, a reclassification is made from accounts receivable-unbilled to accounts receivable.

Customers are generally given fourteen days from the receipt of specimens to inspect the specimens to ensure compliance with specifications set forth in the purchase order documentation. Customers are entitled to either receive replacement specimens or receive reimbursement of payments made for such specimens. The Company has a nominal history of returns for nonacceptance of specimens delivered. When this occurs, the Company gives the customer credit for the returns. The Company has not recorded a returns allowance.

The following table summarizes the Company’s revenue for three months ended March 31:

	2023	2022
Specimens – contracts with customers	$2,712,376	$2,372,386
Shipping and other	237,821	146,274
Revenue	$2,950,197	$2,518,660

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of March 31, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $383,789 and $230,999, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment and internal-use software. No impairment charges were recorded for the three months ended March 31, 2023 and 2022.

Stock-Based Compensation

The Company records stock-based compensation for options granted to employees, non-employees, and to members of the board of directors for their services to the Company based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the requisite service period. Forfeitures are recognized when they occur.

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

Restricted Stock Units

The Company recognizes stock-based compensation expense from restricted stock units (the “RSUs”) ratably over the specified vesting period. The fair value of RSUs is determined to be the closing share price of the Company's common stock on the grant date.

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities, depending on the specific terms of the warrant agreement. The warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

nonemployee stock-based payments is generally fixed on the grant date and are considered compensatory. For additional discussion on warrants, see Note 9.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss applicable to stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, the potential impact of common stock to be issued upon conversion of stock options and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to stockholders were the same for all periods presented.

The table below provides potentially dilutive common stock equivalents excluded from diluted net loss per share as of March 31:

	2023	2022
Shares issuable upon vesting of RSUs	216,058	291,167
Shares issuable upon exercise of stock options	330,788	176,142
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	1,312,500	1,312,500
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	12,500	12,500
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	90,000	90,000

Recently Adopted Accounting Standards

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

3.AVAILABLE-FOR-SALE SECURITIES

The Company purchased U.S. treasury bills in the three months ended March 31, 2023 and has classified them as available-for-sale securities. The amortized cost, gross unrealized gains, and fair value for available-for-sale securities as of March 31, 2023 are as follows:

		Gross
	Amortized	unrealized
	cost	gains	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$7,240,639	$18,843	$7,259,482
Total Available-for-sale securities:	$7,240,639	$18,843	$7,259,482

The Company did not have any realized gains or losses in the three months ended March 31, 2023. Maturities of the U.S. treasury bills are all due within the year.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	March 31,	December 31,
	2023	2022
Website	$285,377	$285,377
Computer equipment and purchased software	84,589	84,589
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	68,471	60,441
Total property and equipment	561,070	553,040
Accumulated depreciation	(365,777)	(327,188)
Total property and equipment, net	$195,293	$225,852

Depreciation expense for property and equipment was $38,589 and $4,712 for the three months ended March 31, 2023 and 2022, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the three months ended March 31, 2023 and 2022, the Company capitalized $1,539,546 and $339,162, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of software costs, payroll and payroll-related costs for the Company’s employees. The Company recognized $433,326 and $266,219 of amortization expense associated with capitalized internally developed software costs during the three months ended March 31, 2023 and 2022, respectively.

6.SEVERANCE

Dr. Christopher Ianelli

On September 19, 2022, the Company received a notice of departure from Dr. Christopher Ianelli to vacate his position of Chief Executive Officer and President of the Company, effective as of October 24, 2022 (the “Ianelli Separation Date”), as a result of the non-renewal of his Executive Employment Agreement dated June 21, 2021. Dr. Ianelli continues to serve on the Company’s board of directors until the 2024 Annual Meeting of Stockholders, or until the election and qualification of Dr. Ianelli’s successor in office, subject to his earlier death, resignation, or removal.

The Company entered into a Separation Agreement with Dr. Ianelli, dated October 24, 2022 (the “Ianelli Separation Agreement”). Pursuant to the Ianelli Separation Agreement, the Company shall pay severance equal to 12 months of base salary in effect as of the Ianelli Separation Date in the amount of $350,000. The severance payments shall be paid in equal installments commencing on the Company’s first regular payroll date after the Ianelli Separation Date and ending on the 12-month anniversary of the Ianelli Separation Date. In the year ended December 31, 2022, the Company recognized a severance expense and corresponding liability in the amount of $376,400 for Dr. Ianelli’s severance payment and COBRA benefits.

On January 1, 2023, the Company accrued an additional $23,580 in severance expense and liability which represents the employer’s portion of the applicable taxes on the remaining severance payments. As of March 31, 2023, the balance of the severance, COBRA benefits and employer taxes liabilities was $235,484 and is recorded on the balance sheet.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

The Company and Ms. Mullan executed a separation agreement on October 28, 2022 with an effective date of October 24, 2022. The Company recognized $325,000 in severance expense for Ms. Mullan on November 4, 2022, the date on which her separation agreement revocation period expired. The severance expense is recorded within general and administrative expense on the statement of operations and the corresponding liability is recorded in accrued liabilities on the balance sheet.

On January 1, 2023, the Company accrued an additional $21,896 in severance expense and liability which represents the employer’s portion of the applicable taxes on the remaining severance payments. As of March 31, 2023, the balance of the severance and employer taxes liabilities was $202,429 and is recorded on the balance sheet.

7. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets to be measured at fair value on a recurring basis and their respective classification within the fair value hierarchy as of March 31, 2023:

	Fair Value at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$7,259,482	$7,259,482	$—	$—
Total Assets	$7,259,482	$7,259,482	$—	$—

As of March 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

8.COMMITMENTS AND CONTINGENCIES

Leases

The Company has one operating lease of office space in Lexington, Massachusetts, which will expire on February 28, 2024.

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

There was no sublease rental income for the three months ended March 31, 2023, and the Company is not the lessor in any lease arrangement, and there have been no related-party lease agreements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for three months ended March 31, 2023:

Operating lease expense	$41,078
Short-term lease expense	1,500
Total lease cost	$42,578

Lease Position as of March 31, 2023

Right of use lease assets and lease liabilities for the Company’s operating lease as of March 31, 2023 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$146,193
Total lease assets	$146,193

Liabilities
Current liabilities:
Operating lease liability – current portion	$147,375
Noncurrent liabilities:
Operating lease liability – net of current portion	—
Total lease liability	$147,375

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of March 31, 2023:

Weighted average remaining lease term (in years) – operating leases	0.92
Weighted average discount rate – operating leases	5.96%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2023 (excluding the three months ended March 31, 2023)	$124,203
2024	27,601
Total future minimum lease payments	151,804
Less effect of discounting	(4,429)
Present value of future minimum lease payments	$147,375

Rent expense for the three months ended March 31, 2023 and 2022 amounted to $42,578 and $44,957, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Cash Flows

Supplemental cash flow information related to the operating lease for the three months ended March 31, 2023 was as follows:

Non-cash operating lease expense (operating cash flow)	$38,499
Change in operating lease liabilities (operating cash flow)	$(38,472)

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2023, there was no material litigation against the Company.

9.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors, be issued in one or more series.

Common Stock

During the three months ended March 31, 2023, the Company issued 67,736 shares of common stock for cash exercises of options of $67,736.

Warrants

Underwriter Warrant

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. and the representative of the Company’s IPO underwriters, the Company issued to ThinkEquity a warrant to purchase up to 90,000 shares of common stock (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of the Underwriter Warrant, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of March 31, 2023, the Underwriter Warrant had not been exercised, and had a weighted average exercise price of $10.00 per share and a remaining weighted average time to expiration of 3.21 years.

Lender Warrant

In connection with a term loan (“Term Loan”) entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant to the Lender (the “Lender Warrant”) to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of March 31, 2023, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8.00 per share and a remaining weighted average time to expiration of 8.38 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,312,500 shares of common stock. These PIPE Warrants have an exercise price of $13.00 per share and are immediately exercisable upon issuance and will expire on the five- and one-half-year anniversary of the issuance date. As of March 31, 2023, the PIPE Warrants had not been exercised, and had a weighted average exercise price of $13.00 per share and a remaining weighted average time to expiration of 4.25 years.

10.STOCK-BASED COMPENSATION

Stock Incentive Plans

2021 Plan

In March 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan, which was subsequently amended in June 2021 and then on May 25, 2022 (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants, and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, RSUs and other stock-based awards. The Company's board of directors, or any committee to which the board of directors delegates such authority, has the sole discretion in administering, interpreting, amending, or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 608,000 shares of the Company's common stock, and the 2021 Plan was made effective with the completion of the IPO.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 1,713,570.

During the three months ended March 31, 2023, 118,247 and 0 equity awards were issued under the 2021 Plan and 2013 Plan, respectively. As of March 31, 2023, there were 35,684 and 1,234 shares of common stock available for future grants under the Company’s 2021 Plan and 2013 Plan, respectively.

Stock Options

The Company granted 117,500 stock options during the three months ended March 31, 2023. The Company did not grant any stock options in the three months ended March 31, 2022. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the three months ended March 31:

	2023	2022
Assumptions:
Risk-free interest rate	0.38% – 0.39%	—
Expected term (in years)	0.99 – 4.00	—
Expected volatility	59.95% –59.95%	—
Expected dividend yield	—	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2022	297,559	$2.69	6.96	$63,237
Granted	117,500	1.43	—	—
Exercised	(67,736)	1.00	—	46,389
Cancelled/forfeited	(16,535)	6.80	—
Balance at March 31, 2023	330,788	$2.38	9.00	$8,981

Options exercisable at March 31, 2023	74,399	$3.70	7.57	$7,515

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The aggregate intrinsic value of stock options exercised was approximately $46,389 and $336,632 during the three months ended March 31, 2023 and 2022, respectively.

The weighted average grant date fair value of stock options issued in the three months ended March 31, 2023 was $0.49. The following table sets forth the recorded stock options compensation expense of the Company during the three months ended March 31:

	2023	2022
Operating expenses:
Technology	$2,631	$1,012
Sales and marketing	875	1,075
Supply development	374	306
Fulfillment	644	825
General and administrative	28,540	26,337
Total stock options expense	$33,064	$29,555

A total of $220,687 of unamortized compensation expense as of March 31, 2023 will be recognized over the remaining requisite service period of 2.29 years. During the three months ended March 31, 2023 and 2022, the Company received proceeds of $67,736 and $75,277, respectively, from the exercise of stock options.

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2022	267,505	$5.43
Granted	747	1.62
Vested	(28,776)	5.19
Forfeited	(23,418)	5.34
Unvested Balance at March 31, 2023	216,058	$5.46

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company recorded RSUs compensation expense during the three months ended March 31 as follows:

	2023	2022
Operating expenses:
Technology	$34,777	$13,400
Sales and marketing	11,855	14,167
Supply development	—	7,196
Fulfillment	21,444	13,631
General and administrative	19,417	106,243
Total RSU expense	$87,493	$154,637

As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $1,046,945, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.62 years.

11.INCOME TAXES

As of March 31, 2023 and December 31, 2022, the Company had federal net operating loss carryforwards of approximately $42,500,000 and $40,800,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $29,500,000 and $27,800,000, respectively, can be carried forward indefinitely. As of March 31, 2023 and December 31, 2022, the Company had state net operating loss carryforwards of approximately $25,700,000 and $25,000,000, respectively, that expire at various periods through 2043, respectively. As of March 31, 2023 and December 31, 2022, the Company had federal and state tax credits of approximately $1,040,000 and $1,094,000, respectively, available for future periods that expire at various periods through 2043. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

Due to changes in ownership provisions of the Internal Revenue Code of 1986 (the “IRC”), the availability of the Company's net operating loss carryforwards may be subject to annual limitations under Section 382 of the IRC against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Biospecimen providers also gain efficiencies using the iSpecimen Marketplace, not only because the platform provides instant access to a large researcher base, but because the technology orchestrates the bioprocurement workflow from specimen request to fulfillment. Specimen providers access intuitive dashboards to view requests, create proposals, and track and manage their orders.

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

The iSpecimen Marketplace currently supports the supply chain management and bioprocurement process for specimens and associated data. We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites comprising our network, and delivering them to our medical research customers using our proprietary software to identify and locate the required specimens. Costs paid to acquire specimens from hospitals and laboratories generally vary depending upon the sample type, collection requirements, and data provided. We generally operate in a “just in time” fashion, meaning we procure specimens from our suppliers and distribute specimens to our customers after we obtain an order for specimens from a research client. Generally, we do not speculatively purchase and bank samples in anticipation of future, unspecified needs. We believe our approach offers many advantages over a more traditional inventory-based supplier business model where biorepositories take inventory risks, and where inventory turnover and cash conversion cycles can be lengthy.

Inflation and Recession

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $152,790 during the three months ended March 31, 2023 due to a few boutique life sciences customers that have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in fiscal year 2023 to mitigate the risk of future uncollectability of receivables.

Changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in a reduction in researchers’ demand for specimens due to the research organization’s inability to obtain funding.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address our financial obligations and alleviate possible adverse effects on our business, financial condition, results of operations or prospects.

Impact of the Russian-Ukrainian War on Our Operations

Our business was negatively impacted during the first half of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, we had approximately $1 million of purchase orders that were slated to be fulfilled by our supply network in Ukraine and Russia. This supply network was shut down at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of our Russian suppliers were disabled by sanctions. While we mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders. Alternate suppliers do not have the same favorable unit economics or specimen collection rates and this impacted our margins. Additionally, key resources were diverted from operations to resolving the re-fulfillment issues caused by the conflict.

As of March 31, 2023, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

Impact of the COVID-19 Pandemic on Our Operations

In response to the COVID-19 pandemic, we put in place additional health and safety protocols. We continue to monitor and revise these protocols as appropriate to address the evolving nature of the pandemic. While we have seen a return to business as usual in our industry, we continue to monitor the future impact of the COVID-19 pandemic on us, which includes factors such as length of time of the pandemic; the responses of federal, state and local government; the impact of future variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our employees, vendors and suppliers. We will continue to monitor and evaluate the ongoing COVID-19 pandemic and will work to respond appropriately to the impact of COVID-19 on our business, as well as customers’ and suppliers’ businesses.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Chief Executive Officer Initiatives

Under the direction of Ms. Curley, our new Chief Executive Officer, the Company’s mission to accelerate life sciences research and development, pursuant to a single global marketplace platform, remains unchanged. Ms. Curley continues to review the Company’s structure, processes, and resources to evaluate and identify areas for improvement, and has been focused on creating and ensuring a runway for growth and scale. The focus of our activities is directed at increasing our revenue in the second half of 2023 with new initiatives that are already underway and increasing our cross-functional team communications to help improve execution.

She has also reviewed our technology roadmap and has been green-lighting projects to accelerate development timelines. We are committed to investing in and developing our technology. In the three months ended March 31, 2023, we capitalized approximately $1,540,000 of internally developed software costs and have plans to continue investing at this level for the remainder of the year. We anticipate that these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future with a less than two-year rate of return on the investment.

We have identified opportunities to match specimen requests more effectively to the inventory and capabilities of our supplier network and have begun addressing these opportunities. We believe that during 2023, this will result in an increase in the utilization rate of our supplier network, which currently is heavily skewed toward the top 10-15% of our suppliers. Our initiative designed to reduce or eliminate supplier concentration is underway. We expect the re-leveling of our network will result in higher match rates, market depth and improved time-to-match.

We recently initiated our Marketplace Onsite Program to offer additional support to our biospecimen provider partners, and have introduced our Marketplace Onsite coordinator, whose responsibility is to field all requests made by the provider partner and submit proposals on behalf of the provider partner, resulting in streamlined sample-related management and reducing strain on existing staff and product pipelines.

Additionally, in the first quarter of 2023, we launched an initiative to reorganize our sales approach, placing a renewed focus on our sales pipeline and positioning it to scale. Related to this initiative, a consultant was retained to evaluate our existing commercial and operational structure, as well as processes, to identify existing shortfalls and areas for improvement to drive revenue. Specifically, we conducted a top-down analysis of our commercial organization and our sales fulfillment pipeline. We believe that this initiative will help us evaluate the drivers required for successful purchase order fulfillment. We will also be developing additional survey capabilities at various decision points across the sales process to improve results at those critical customer decision points. We believe that the information we gain from our customers, through these surveys, will result in our ability to increase our rate of success in closing business transactions with our customers, as well as improve the overall customer experience.

Mitigating Concentration Risks – Cash

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

Since the March 2023 failure and FDIC takeover of Silicon Valley Bank and the inability of its customers to readily access their cash deposits, there has been a heightened risk and greater focus on the potential failures of other banks in the future.  In order to reduce the risks associated with maintaining all of our cash at a single bank, we have diversified our investments. As of March 31, 2023, we had purchased approximately $7.2 million of U.S. Treasury bills at a different financial institution. Additionally, we are working with our current bank to place our remaining cash balance into investment products that will fall within FDIC insurance limits, as well as other opportunities to insure the safeguarding of our assets.

Components of Our Results of Operations

Revenue

We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites for our medical research customers using our proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to our customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer specification(s) from a supplier, on a “best efforts” basis, for our customer at the agreed price per specimen as indicated in the customer contract with the Company. We do not currently charge suppliers or customers for the use of our proprietary software. Each customer will execute a material and data use agreement with the Company or agree to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customer. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, presented as deferred revenue. The Company expects to recognize the deferred revenue within the next twelve months.

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

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2023 and 2022 (Unaudited)

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Revenue	$2,950,197	$2,518,660	$431,537	17%
Operating expenses:
Cost of revenue	1,146,912	1,165,917	(19,005)	(2)%
Technology	834,407	527,522	306,885	58%
Sales and marketing	962,169	747,432	214,737	29%
Supply development	275,246	182,070	93,176	51%
Fulfillment	455,531	443,794	11,737	3%
General and administrative	1,818,355	1,810,313	8,042	0%
Total operating expenses	5,492,620	4,877,048	615,572	13%
Loss from operations	(2,542,423)	(2,358,388)	(184,035)	(8)%
Other income (expense), net
Interest expense	(3,535)	(38,048)	34,513	91%
Interest income	114,263	12,654	101,609	803%
Other expense, net	(117)	40	(157)	(393)%
Other income (expense), net	110,611	(25,354)	135,965	536%
Net loss	$(2,431,812)	$(2,383,742)	(48,070)	(2)%

Revenue

Revenue increased by approximately $432,000, or 17%, from approximately $2,519,000 for the three months ended March 31, 2022 to approximately $2,950,000 for the three months ended March 31, 2023. This was primarily due to an increase of 3,705, or 75%, in specimen count from 4,924 specimens in the three months ended March 31, 2022 to 8,629 specimens in the three months ended March 31, 2023. The increase in specimen count was offset by a decrease of $146, or 30%, in the average selling price per specimen from approximately $489 in the three months ended March 31, 2022 to $342 in the three months ended March 31, 2023. A shutdown in our

Ukrainian and Russian supply network in the first quarter of 2022 impacted our ability to fulfill orders at the start of the conflict, and thereby impacted our revenues in the three months ended March 31, 2022.

Cost of Revenue

Cost of revenue decreased by approximately $19,000, or 2%, from approximately $1,166,000 for the three months ended March 31, 2022 to approximately $1,147,000 for the three months ended March 31, 2023, which was attributable to a 43% decrease in the average cost per specimen offset by a 75% increase in the number of specimens accessioned for the current period compared to the same period in the prior year.

Technology

Technology expenses increased by approximately $307,000, or 58% from approximately $528,000 for the three months ended March 31, 2022 to approximately $834,000 for the three months ended March 31, 2023. The increase was related to increases in headcount and payroll and related expenses of approximately $103,000, amortization of internally developed software of approximately $167,000, professional fees unrelated to internally developed software of approximately $38,000, offset by a decrease in general and administrative expenses of approximately $1,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $215,000, or 29%, from approximately $747,000 for the three months ended March 31, 2022 to approximately $962,000 for the three months ended March 31, 2023. The increase was attributable to increases in payroll and related expenses of approximately $229,000 due to hiring of more sales personnel, professional fees of approximately $76,000, travel expenses of approximately $16,000, offset by decreases in external marketing expenses of approximately $105,000, and utilities and facilities expenses of approximately $2,000.

Supply Development

Supply development expenses increased by approximately $93,000, or 51%, from approximately $182,000 for the three months ended March 31, 2022 to approximately $275,000 for the three months ended March 31, 2023. The increase was primarily attributable to increases in operating and regulatory compliance costs of approximately $110,000, and travel expenses of approximately $8,000, offset by a decrease in payroll and related expenses of approximately $25,000.

Fulfillment

Fulfillment costs increased by approximately $12,000, or 3%, from approximately $444,000 for the three months ended March 31, 2022 to approximately $456,000 for the three months ended March 31, 2023. The increase was primarily attributable to increases in payroll and related expenses of approximately $8,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities, and an increase in operating expenses of approximately $4,000.

General and Administrative

General and administrative expenses increased by approximately $8,000, or less than 1%, from approximately $1,810,000 for the three months ended March 31, 2022 to approximately $1,818,000 for the three months ended March 31, 2023. The increase was attributable to increases in payroll and related expenses of approximately $76,000, depreciation and amortization expenses of $34,000, bad debt expense of approximately $26,000, advertising expense of approximately $17,000, offset by decreases in professional fees of approximately $125,000, utilities and facilities expenses of approximately $11,000, and taxes and insurance of approximately $9,000.

Other Income (Expense), Net

Other income (expense), net, increased by approximately $136,000, or 536%, from approximately $25,000 of other expense net, for the three months ended March 31, 2022 to approximately $111,000 of other income, net, for the three months ended March 31, 2023. The increase in other income (expense), net, was attributable to increases in interest income of approximately $102,000, and a decrease in interest expense of approximately $35,000.

Liquidity and Capital Resources

			Change
	March 31, 2023	December 31, 2022	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$3,762,654	$15,308,710	$(11,546,056)	(75)%
Available-for-sale securities	7,259,482	—	7,259,482	100%
Working capital	12,105,400	15,394,634	(3,289,234)	(21)%
Total assets	21,939,071	24,617,653	(2,678,582)	(11)%
Total stockholders' equity	18,084,494	20,309,170	(2,224,676)	(11)%

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage

Statement of Cash Flow Data:
Net cash flows used in operating activities	$(2,825,577)	$(1,375,916)	$(1,449,661)	(105)%
Net cash flows used in investing activities	(8,788,215)	(339,162)	(8,449,053)	(2,491)%
Net cash flows provided by financing activities	67,736	75,277	(7,541)	(10)%
Net decrease in cash and cash equivalents	$(11,546,056)	$(1,639,801)	$(9,906,255)

In November 2022, we paid off the outstanding principal balance of $3,500,000 and outstanding interests on our Term Loan. As of December 31, 2022, we had a balance of cash and cash equivalents of approximately $15,308,000. During the quarter ended March 31, 2023, to reduce the risks associated with maintaining all our cash at a single bank, we diversified our cash into investments by purchasing U.S. Treasury bills with maturities ranging from one to six months. The U.S. Treasury bills have been classified as available-for-sale securities. As of March 31, 2023, we had a balance of cash and cash equivalents of approximately $3,800,000 and available-for-sale securities of approximately $7,200,000, with a sum of both classifications totaling approximately $11,000,000. We also had working capital of approximately $12,100,000 as of March 31, 2023, and no longer have any debt that could decrease our liquidity.

Since inception, we have relied upon raising capital to finance our operations. In the three months ended March 31, 2023, we invested approximately $1.5 million of cash on developing our Marketplace technology to bring it closer to revenue feasibility. We intend to continue to use our existing cash to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

We believe our cash and cash equivalents, along with our available-for-sale securities, together with the anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next 12 months. The liquidity we derive from cash flows from operations is, to a large degree, predicated on our ability to process our unbilled receivables and collect our receivables in a timely manner. In the event that revenue during the next 12 months continues to fall short of our projections or if our plans or assumptions change, including if inflation begins to have a greater impact on our business or if we decide to move forward with any activities that require more outlays of cash than originally planned, we may need to raise additional capital sooner than expected.

Our ability to obtain capital to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, and other factors, many of which are beyond our control. Specifically, as a result of recent volatility and weakness in the public markets, due to, among other factors, uncertainty in the global economy and financial markets, it may be much more difficult to raise additional capital, if and when it is needed, unless the public markets become less volatile and stronger at such time that we seek to raise additional capital. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Cash Flows

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was approximately $2,826,000 which consisted of a net loss of approximately $2,431,812 offset by non-cash charges of approximately $745,262, which included $433,000 related to amortization of internally developed software, $121,000 in stock-based compensation, $153,000 in bad debt expense, and $39,000 related to depreciation and amortization of property and equipment. Total changes in assets and liabilities of approximately $1,140,000 were attributable to a $1,561,000 decrease in accounts receivable-unbilled, a $106,000 decrease in tax credit receivable, a $39,000 decrease in right-of-use asset, a $242,000 increase in accounts payable, offset by a $35,000 decrease in deferred revenue, a $623,000 decrease in accrued expenses, a $38,000 decrease in operating lease liability, a $743,000 increase in accounts receivable and a $12,000 increase in prepaid expenses and other current assets.

For the three months ended March 31, 2022, net cash used in operating activities was approximately $1,376,000, which consisted of a net loss of approximately $2,384,000 offset by non-cash charges of approximately $623,000, which included $266,000 related to amortization of internally developed software, $184,000 in stock-based compensation, $165,000 in bad debt expense, $5,000 related to depreciation and amortization of property and equipment, and $3,000 of amortization of discount on the Term Loan with the Lender. Total changes in assets and liabilities of approximately $385,000 were attributable to a $481,000 decrease in accounts receivable-unbilled, a $481,000 decrease in accounts receivable, a $36,000 decrease in operating lease right-of-use asset, a $31,000 decrease in prepaid expenses and other current assets and a $30,000 increase in accrued expenses, partially offset by a $551,000 decrease in accounts payable and an $87,000 decrease in deferred revenue.

Investing Activities

Net cash used in investing activities was approximately $8,788,000 and $339,000 for the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities for the three months ended March 31, 2023 consisted of $1,539,546 of capitalization of internally developed software, $7,240,639 of purchase of available-for-sale securities, and $8,030 of purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2022 consisted of $339,000 of capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities was approximately $68,000 and $75,000 for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 consists of $68,000 and $75,000, respectively, received from the exercise of stock options.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the three months ended March 31, 2023.

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

We define our non-GAAP financial measure of Adjusted EBITDA as net loss, excluding income tax benefit, depreciation and amortization, stock-based compensation expense and interest expense.

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
➢Adjusted EBITDA excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and
➢Adjusted EBITDA excludes amortization of debt issuance costs and discounts on convertible notes which are components of interest expense.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the three months ended March 31:

	2023	2022
Net loss	$(2,431,812)	$(2,383,742)
Depreciation and amortization	471,915	270,932
Stock-based compensation	120,557	184,191
Interest expense	3,535	38,048
Adjusted EBITDA	$(1,835,805)	$(1,890,571)

Critical Accounting Policies

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” in our financial statements included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2022.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 1 to the Company’s Annual Report on the Form 10K/A for the year ended December 31, 2022. There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employee Stock Grant

In the three months ended March 31, 2023, our board of directors approved the grant of an aggregate of 747 RSUs and 117,500 stock options to our employees and directors under the 2021 Plan.

Unless the above-mentioned RSUs or stock options are forfeited pursuant to the 2021 Plan, the RSUs vest quarterly over four years with a one-year cliff and the stock options vests in accordance with the schedule stipulated in each grant agreement. The RSUs, stock options and the underlying shares of common stock are issued to our employees and directors in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2021).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2021).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2021).
4.2	Warrant to Purchase Stock – Western Alliance Bank (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021).
10.1

First Amendment to First Amended and Restated Executive Employment Agreement, dated January 24, 2023, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023)

10.2

Second Amendment to First Amended and Restated Executive Employment Agreement, dated March 31, 2023, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023)

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

iSpecimen Inc.

Date: May 4, 2023	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)