Form 10-Q
period 2023-06-30
iSpecimen Inc.
filed 2023-08-02
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2023, there were 9,065,483 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,004,500	$15,308,710
Available-for-sale securities	6,209,491	—
Accounts receivable – unbilled	1,098,356	2,327,789
Accounts receivable, net of allowance for doubtful accounts of $492,609 and $230,999 at June 30, 2023 and December 31, 2022, respectively	1,458,845	1,597,915
Prepaid expenses and other current assets	187,769	300,434
Tax credit receivable	12,332	140,873
Total current assets	10,971,293	19,675,721
Property and equipment, net	163,871	225,852
Internally developed software, net	6,300,465	4,503,787
Operating lease right-of-use asset	107,115	184,692
Security deposits	27,601	27,601
Total assets	$17,570,345	$24,617,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,779,920	$2,459,063
Accrued expenses	882,274	1,531,238
Operating lease current obligation	107,975	158,451
Deferred revenue	89,601	132,335
Total current liabilities	2,859,770	4,281,087
Operating lease long-term obligation	—	27,396
Total liabilities	2,859,770	4,308,483

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 9,094,274 issued, and 9,063,274 outstanding at June 30, 2023 and 8,956,808 issued and 8,925,808 outstanding at December 31, 2022	906	892
Additional paid-in capital	68,889,903	68,573,774
Treasury stock, 31,000 shares at June 30, 2023 and December 31, 2022, at cost	(172)	(172)
Accumulated other comprehensive income	688	—
Accumulated deficit	(54,180,750)	(48,265,324)
Total stockholders’ equity	14,710,575	20,309,170
Total liabilities and stockholders’ equity	$17,570,345	$24,617,653

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$1,625,140	$2,338,688	$4,575,339	$4,857,348
Operating expenses:
Cost of revenue	853,633	999,743	2,000,545	2,165,659
Technology	843,099	635,650	1,677,506	1,163,173
Sales and marketing	977,748	950,563	2,025,346	1,697,994
Supply development	291,360	242,380	614,862	424,450
Fulfillment	462,672	519,994	891,692	963,788
General and administrative	1,758,451	1,575,365	3,469,633	3,385,679
Total operating expenses	5,186,963	4,923,695	10,679,584	9,800,743

Loss from operations	(3,561,823)	(2,585,007)	(6,104,245)	(4,943,395)

Other income (expense), net
Interest expense	(3,535)	(42,273)	(7,070)	(80,321)
Interest income	110,882	13,881	225,144	26,535
Other income (expense), net	(29,138)	6,590	(29,255)	6,630
Total other income (expense), net	78,209	(21,802)	188,819	(47,156)

Net loss	$(3,483,614)	$(2,606,809)	$(5,915,426)	$(4,990,551)

Other comprehensive income:
Net loss	$(3,483,614)	$(2,606,809)	$(5,915,426)	$(4,990,551)
Unrealized (loss) gain on available-for-sale securities	(18,155)	—	688	—
Total other comprehensive income	(18,155)	—	688	—
Comprehensive loss	$(3,501,769)	$(2,606,809)	$(5,914,738)	$(4,990,551)

Net loss per share - basic and diluted	$(0.39)	$(0.30)	$(0.66)	$(0.57)

Weighted average shares of common stock outstanding - basic and diluted	9,033,868	8,821,698	9,011,644	8,793,723

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30, 2023
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	8,925,808	$892	31,000	$(172)	$68,573,774	$—	$(48,265,324)	$20,309,170
Stock-based compensation expense	—	—	—	—	54,608	—	—	54,608
Vesting of restricted stock	28,776	3	—	—	65,946	—	—	65,949
Issuance of common stock through exercise of stock options	67,736	7	—	—	67,729	—	—	67,736
Unrealized gain on available-for-sale securities	—	—	—	—	—	18,843	—	18,843
Net loss	—	—	—	—	—	—	(2,431,812)	(2,431,812)
Balance at March 31, 2023	9,022,320	$902	31,000	$(172)	$68,762,057	$18,843	$(50,697,136)	$18,084,494
Stock-based compensation expense	—	—	—	—	29,829	—	—	29,829
Vesting of restricted stock	37,801	4	—	—	94,864	—	—	94,868
Issuance of common stock through exercise of stock options	3,153	—	—	—	3,153	—	—	3,153
Unrealized loss on available-for-sale securities	—	—	—	—	—	(18,155)	—	(18,155)
Net loss	—	—	—	—	—	—	(3,483,614)	(3,483,614)
Balance at June 30, 2023	9,063,274	$906	31,000	$(172)	$68,889,903	$688	$(54,180,750)	$14,710,575

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588
Stock-based compensation expense	—	—	—	—	183,410	—	183,410
Vesting of restricted stock units	3,125	—	—	—	781	—	781
Issuance of common stock through exercise of stock options	77,679	8	—	—	75,269	—	75,277
Net loss	—	—	—	—	—	(2,383,742)	(2,383,742)
Balance at March 31, 2022	8,814,283	$881	31,000	$(172)	$68,069,749	$(40,403,144)	$27,667,314
Stock-based compensation expense	—	—	—	—	202,318	—	202,318
Vesting of restricted stock units	56,601	6	—	—	27,024	—	27,030
Issuance of common stock through exercise of stock options	1,827	—	—	—	1,827	—	1,827
Issuance of common stock in exchange for services	1,000	—	—	—	6,250	—	6,250
Net loss	—	—	—	—	—	(2,606,809)	(2,606,809)
Balance at June 30, 2022	8,873,711	$887	31,000	$(172)	$68,307,168	$(43,009,953)	$25,297,930

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,915,426)	$(4,990,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	245,254	413,539
Amortization of internally developed software	934,829	533,112
Depreciation of property and equipment	75,726	9,132
Bad debt expense	261,610	269,645
Accretion of discount on available-for-sale securities	(97,874)	—
Amortization of debt issuance costs on Term Loan	—	6,116
Change in operating assets and liabilities:
Accounts receivable – unbilled	1,229,433	474,742
Accounts receivable	(122,540)	1,072,721
Prepaid expenses and other current assets	112,665	(47,832)
Operating lease right-of-use asset	77,577	73,120
Tax credit receivable	128,541	—
Accounts payable	(679,143)	(399,652)
Accrued expenses	(648,964)	(375,547)
Accrued interest	—	(389)
Operating lease liability	(77,872)	(72,367)
Deferred revenue	(42,734)	(319,766)
Net cash used in operating activities	(4,518,918)	(3,353,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(2,731,507)	(777,181)
Purchase of property and equipment	(13,745)	—
Purchase of available-for-sale securities	(7,642,929)	—
Proceeds from sales and maturities of available-for-sale securities	1,532,000	—
Net cash used in investing activities	(8,856,181)	(777,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	70,889	77,104
Proceeds from issuance of common stock in exchange for services	—	6,250
Net cash provided by financing activities	70,889	83,354

Net decreases in cash and cash equivalents	(13,304,210)	(4,047,804)
Cash and cash equivalents at beginning of period	15,308,710	27,738,979
Cash and cash equivalents at end of period	$2,004,500	$23,691,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,070	$74,205
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets	$—	$333,123

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

Liquidity and Going Concern

The Company has recognized recurring losses and as of June 30, 2023, the Company had working capital of $8,111,523 and accumulated deficit of $54,180,750. The Company also had accounts payable and accrued expenses of $2,662,194 as of June 30, 2023. Additionally, as of June 30, 2023, the Company had cash and cash equivalents of $2,004,500 and available-for-sale securities of $6,209,491, which can be quickly liquidated. Management believes that the Company's existing cash and cash equivalents, and its available-for-sale securities provide the Company with sufficient liquidity to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued. As a result of recurring losses, the continued viability of the Company beyond August 2024 may be dependent on its ability to continue to raise additional capital to finance its operations.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on the levels of spending by its customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect the Company’s business and financial condition. The Company increased its allowance for doubtful accounts in accounts receivables by $261,610 during the six months ended June 30, 2023 due to a few boutique life sciences customers that have filed for bankruptcy. The Company has enhanced procedures related to its credit check process for new and existing customers in fiscal year 2023 to mitigate the risk to future collectability of receivables.

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

Notes to Unaudited Condensed Financial Statements

To further address the current market conditions, the Company has taken steps, which include but are not limited to, reevaluating its pricing in order to be more competitive, creating campaigns to highlight and fast-track high demand items, and enhancing internal team communications to accelerate the sales cycle.

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

Impact of the Russian-Ukrainian War on the Company’s Operations

The Company’s business was negatively impacted during the first half of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, the Company had approximately $1 million of purchase orders that were slated to be fulfilled by the Company’s supply network in Ukraine and Russia. This supply network was shut down at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of the Company’s Russian suppliers were disabled by sanctions. While the Company mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders. Alternate suppliers do not have the same favorable unit economics or specimen collection rates, and this impacted the Company’s margins. Additionally, key resources were diverted from operations to resolving the re-fulfillment issues caused by the conflict.

As of June 30, 2023, the Company’s supply sites in Russia that had not been under sanctions were accessible and the Company’s supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company’s policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long term implications of the war are difficult to predict as of the filing date of this report. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022. There were no significant changes to these accounting policies during the six months ended June 30, 2023.

Use of Estimates

The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its common stock and warrants, deferred tax valuation allowances, revenue recognition, stock-based compensation, allowance for doubtful accounts, and accrued expenses amongst others. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Investments

The Company’s investments are considered to be available-for-sale as defined under ASC 320, Investments- Debt Securities, and are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income. Purchases and sales of securities are reflected on a trade-date basis. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the statement of operations, and amortization of premiums and accretion of discounts on the U.S treasury bills are recorded in interest expense or income, respectively.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of June 30, 2023 and December 31, 2022, respectively, because of their short-term nature. Available-for-sale securities are recorded at fair value and as level 1 investments.

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

The Company has evaluated principal versus agent considerations as part of the Company’s revenue recognition policy. The Company has concluded that it acts as principal in the arrangement as it manages the procurement process from beginning to end, and determines which suppliers will be used to fulfill an order, usually takes physical possession of the specimens, sets prices for the specimens, and bears the responsibility for customer credit risk.

The Company recognizes revenue over time, as the Company has created an asset with no alternative use to the Company, which has an enforceable right to payment for performance completed to date. At contract inception, the Company reviews a contract and related order upon receipt to determine if the specimen ordered has an alternative use by the Company. Generally, specimens ordered do not have an alternative future use to the Company and the performance obligation is satisfied when the related specimens are accessioned. The Company uses an output method to recognize revenue for specimens with no alternative future use. The output is measured based on the number of specimens accessioned. In the rare circumstances where specimens do have an alternative future use, the Company's performance obligation is satisfied at the time of shipment.

Customers are generally invoiced upon shipment. Depending on the quantity of specimens ordered, it may take several accounting periods to completely fulfill a purchase order. In other words, there can be multiple invoices issued for a single purchase order, reflecting the specimens being accessioned over time. However, specimens are generally shipped as soon as possible after they have been accessioned.

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

The following table summarizes the Company’s revenue for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Specimens – contracts with customers	$1,522,108	$2,207,820	$4,234,485	$4,580,206
Shipping and other	103,032	130,868	340,854	277,142
Revenue	$1,625,140	$2,338,688	$4,575,339	$4,857,348

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

recorded as income when received. As of June 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $492,609 and $230,999, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment and internal-use software. No impairment charges were recorded for the six months ended June 30, 2023 and 2022.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities, depending on the specific terms of the warrant agreement. The warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified nonemployee stock-based payments is generally fixed on the grant date and are considered compensatory. For additional discussion on warrants, see Note 9.

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

The table below provides potentially dilutive common stock equivalents excluded from diluted net loss per share as of June 30:

	2023	2022
Shares issuable upon vesting of RSUs	168,641	367,118
Shares issuable upon exercise of stock options	345,987	171,154
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	1,312,500	1,312,500
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	12,500	12,500
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	90,000	90,000

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

3.AVAILABLE-FOR-SALE SECURITIES

The Company purchased U.S. treasury bills in the six months ended June 30, 2023 and has classified them as available-for-sale securities. The amortized cost, gross unrealized gains and losses, and fair value for available-for-sale securities as of June 30, 2023 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$6,208,803	$26,230	$(25,542)	$6,209,491
Total Available-for-sale securities:	$6,208,803	$26,230	$(25,542)	$6,209,491

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company did not have any realized gains or losses in the six months ended June 30, 2023. Maturities of the U.S. Treasury bills are all due within the year. Marketable securities in an unrealized loss position as of June 30, 2023 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that it will receive a full recovery of par value on the securities, although there can be no assurance that such recovery will occur.

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	June 30,	December 31,
	2023	2022
Website	$285,377	$285,377
Computer equipment and purchased software	90,304	84,589
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	68,471	60,441
Total property and equipment	566,785	553,040
Accumulated depreciation	(402,914)	(327,188)
Total property and equipment, net	$163,871	$225,852

Depreciation expense for property and equipment was $37,137 and $4,420 for the three months ended June 30, 2023 and 2022, respectively, and $75,726 and $9,132 for the six months ended June 30, 2023 and 2022, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the six months ended June 30, 2023 and 2022, the Company capitalized $2,731,507 and $771,181, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of software costs, payroll, and payroll-related costs for the Company’s employees. The Company recognized $501,502 and $266,893 of amortization expense associated with capitalized internally developed software costs during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $934,829 and $533,112 of amortization expense associated with capitalized internally developed software costs during the six months ended June 30, 2023 and 2022, respectively.

6.SEVERANCE

Dr. Christopher Ianelli

On September 19, 2022, the Company received a notice of departure from Dr. Christopher Ianelli to vacate his position of Chief Executive Officer and President of the Company, effective as of October 24, 2022 (the “Ianelli Separation Date”), as a result of the non-renewal of his Executive Employment Agreement dated June 21, 2021. Dr. Ianelli continued to serve on the Company’s board of directors until his resignation on July 7, 2023.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

On January 1, 2023, the Company accrued an additional $23,580 in severance expense and liability which represents the employer’s portion of the applicable taxes on the remaining severance payments. As of June 30, 2023, the balance of the severance, COBRA benefits and employer taxes liabilities was $142,935 and is recorded on the balance sheet.

Jill Mullan

On September 20, 2022, the Company received a notice of departure from Jill Mullan to vacate the position of Chief Operating Officer of the Company, effective as of October 24, 2022. At the time the notice of departure was received from Ms. Mullan, she had received an executive employment agreement for the renewal of her employment with the Company. Ms. Mullan continued to serve on the Company’s board of directors until May 24, 2023, the end of the term of her directorship.

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

On January 1, 2023, the Company accrued an additional $21,896 in severance expense and liability which represents the employer’s portion of the applicable taxes on the remaining severance payments. As of June 30, 2023, the balance of the severance and employer taxes liabilities was $121,457 and is recorded on the balance sheet.

7. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets to be measured at fair value on a recurring basis and their respective classification within the fair value hierarchy as of June 30, 2023:

	Fair Value at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$6,209,491	$6,209,491	$—	$—
Total Assets	$6,209,491	$6,209,491	$—	$—

As of June 30, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

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

The Company’s lease agreement does not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used to discount its real estate lease liabilities. The Company used estimated incremental borrowing rates for its active real estate lease. The calculated incremental borrowing rate was 5.96%, which was calculated based on the remaining lease term of 1.92 years as of January 1, 2022.

There was no sublease rental income for the six months ended June 30, 2023, and the Company is not the lessor in any lease arrangement, and there have been no related-party lease agreements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the six months ended June 30, 2023:

Operating lease expense	$82,157
Short-term lease expense	2,500
Total lease cost	$84,657

Lease Position as of June 30, 2023

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of June 30, 2023 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$107,115
Total lease assets	$107,115

Liabilities
Current liabilities:
Operating lease liability – current portion	$107,975
Noncurrent liabilities:
Operating lease liability – net of current portion	—
Total lease liability	$107,975

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2023:

Weighted average remaining lease term (in years) – operating leases	0.67
Weighted average discount rate – operating leases	5.96%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2023 (excluding the six months ended June 30, 2023)	$82,802
2024	27,600
Total future minimum lease payments	110,402
Less effect of discounting	(2,427)
Present value of future minimum lease payments	$107,975

Rent expense for the three months ended June 30, 2023 and 2022 amounted to $42,078 and $44,281, respectively. Rent expense for the six months ended June 30, 2023 and 2022 amounted to $84,657 and $89,238, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Cash Flows

Supplemental cash flow information related to the operating lease for the six months ended June 30, 2023 was as follows:

Non-cash operating lease expense (operating cash flow)	$77,577
Change in operating lease liabilities (operating cash flow)	$(77,872)

Sales Tax Payable

The majority of the Company’s customers are researchers, universities, hospitals, and not-for-profit entities that are believed by the Company to have a research and development (“R&D”) tax exemption that generally excludes them from paying sales taxes, with a few exceptions in some tax jurisdictions, provided they have a R&D tax exemption certificate. The main types of specimens the Company sells are blood, blood plasma, human tissue, human parts, and human bodily fluids. Certain of these products are typically not taxable in some states regardless of the buyer’s tax exemption status. The Company historically has not collected sales tax in states where it had sales.  Had the Company contemporaneously collected and remitted sales tax for all customers and in all jurisdictions where it would have been required, there would have been no material impact on the Company’s financial statements.

As a result of an entity-wide risk assessment process that commenced in the second quarter of 2023, the Company engaged external tax consultant advisors to complement internal resources and efforts to provide support in assessing the appropriate sales tax treatment associated with the Company’s products for all prior years in which the Company had generated revenue, to assist with the collection and tracking of Voluntary Disclosure Agreements (“VDAs”) where a potential tax liability may exist and to assist with the implementation of a sales tax software platform solution for the calculation, collection, and remittance of sales tax for all non-exempt future sales.

From the Company’s inception through the filing date of this report, the Company now believes it is probable that an obligation to collect and remit sales tax existed for certain of its sales of products to certain of its customers. Currently, the Company is in the early stage of analyzing its product sales, on an invoice-by-invoice basis, to determine which products are subject to sales tax in each jurisdiction. In addition, the Company is in the early stage of determining which of its customers are exempt from sales tax, and which customers who were not exempt from sales tax have already paid compensating use tax. Part of this process includes requesting and obtaining exemption letters from its customers or proof of payment of their compensating use tax. For all customers that are not exempt from the payment of sales tax and have not remitted use tax, the Company intends to invoice such customers for past sales tax due.  However, the Company’s ability to collect the tax due on such invoices is uncertain.  Therefore, the Company does not have sufficient information to reasonably estimate the minimum or maximum amount of its sales tax liability as of the date of this report. The Company is also in the process of identifying in which states there may be a need to file VDAs with relevant taxing jurisdictions regarding its failure to collect and remit sales tax obligations. As of June 30, 2023, the Company had not recorded an accrual for the probable sales tax liability nor the interest and penalties likely to be imposed by the taxing jurisdictions for the current and prior reporting periods in the financial statements. The Company will record a liability when the amount of its liability becomes reasonably estimable.

Revenue Share from Sequencing of Specimens

The Company has determined that it has a contingent liability arising from a certain amendment to one of its contracts signed during the three-month period ended June 30, 2023 with suppliers from which it procured Formalin-Fixed Paraffin-Embedded (“FFPE”) blocks specimens for its project utilizing sequencing. The contract amendment provided that the Company is required to pay the supplier 20% of the revenue derived from sales of the sequenced blocks after it generates $150,000 of sales revenue. The Company considered the revenue share to be probable and estimable as of June 30, 2023, and therefore recorded a liability of $30,000 in its accrued expenses on the balance sheet as of June 30, 2023.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2023, there was no material litigation against the Company.

9.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors, be issued in one or more series.

Common Stock

During the six months ended June 30, 2023, the Company issued 70,889 shares of common stock for cash exercises of options of $70,889.

Warrants

Underwriter Warrant

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. and the representative of the Company’s IPO underwriters, the Company issued to ThinkEquity a warrant to purchase up to 90,000 shares of common stock (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of the Underwriter Warrant, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of June 30, 2023, the Underwriter Warrant had not been exercised, and had a weighted average exercise price of $10.00 per share and a remaining weighted average time to expiration of 2.96 years.

Lender Warrant

In connection with a term loan (“Term Loan”) entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant to the Lender (the “Lender Warrant”) to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of June 30, 2023, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8.00 per share and a remaining weighted average time to expiration of 8.13 years.

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,312,500 shares of common stock. These PIPE Warrants have an exercise price of $13.00 per share and are immediately exercisable upon issuance and will expire on the five- and one-half-year anniversary of the issuance date. As of June 30, 2023, the PIPE Warrants had not been exercised, and had a weighted average exercise price of $13.00 per share and a remaining weighted average time to expiration of 4.0 years.

10.STOCK-BASED COMPENSATION

Stock Incentive Plans

2021 Plan

In March 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan, which was subsequently amended in June 2021 and then on May 25, 2022 (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

On May 24, 2023, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares under the 2021 Plan from 608,000 shares of common stock to 1,869,500 shares of common stock.

During the six months ended June 30, 2023 and 2022, 163,419 and 166,793 equity awards were issued under the 2021 Plan, respectively. During the three months ended June 30, 2023 and 2022, 45,172 and 155,793 equity awards were issued under the 2021 Plan, respectively. As of June 30, 2023, there were 1,283,763 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 1,713,570.

No equity awards were issued under the 2013 Plan during the six months ended June 30, 2023 and 2022. According to the 2013 Plan which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares from the remaining shares balance of 3,681 can be granted under the 2013 Plan.

Stock Options

The Company granted 162,672 stock options during the six months ended June 30, 2023. The Company did not grant any stock options in the six months ended June 30, 2022. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the six months ended June 30:

	2023	2022
Assumptions:
Risk-free interest rate	0.37% – 0.39%	—
Expected term (in years)	0.61 – 4.00	—
Expected volatility	59.35% –59.95%	—
Expected dividend yield	—	—

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2022	297,559	$2.69	6.96	$63,237
Granted	162,672	1.42	—	—
Exercised	(70,889)	1.00	—	48,494
Cancelled/forfeited	(43,355)	3.59	—	—
Balance at June 30, 2023	345,987	$2.23	8.61	$12,267

Options exercisable at June 30, 2023	121,666	$3.05	7.47	$8,770

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The aggregate intrinsic value of stock options exercised was $48,494 and $91,018 during the six months ended June 30, 2023 and 2022, respectively.

The weighted average grant date fair value of stock options issued in the six months ended June 30, 2023 was $0.52. The following table sets forth the recorded stock options compensation expense of the Company during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses:	2023	2022	2023	2022
Technology	$2,475	$1,023	$5,106	$2,034
Sales and marketing	623	1,695	1,498	2,772
Supply development	446	348	820	653
Fulfillment	681	1,055	1,325	1,881
General and administrative	26,343	27,824	54,883	54,160
Total stock options expense	$30,568	$31,945	$63,632	$61,500

A total of $185,260 of unamortized compensation expense as of June 30, 2023 will be recognized over the remaining requisite service period of 2.42 years. During the six months ended June 30, 2023 and 2022, the Company received proceeds of $70,889 and $77,104, respectively, from the exercise of stock options.

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2022	267,505	$5.43
Granted	747	1.62
Vested	(66,577)	5.36
Forfeited	(33,034)	5.29
Unvested Balance at June 30, 2023	168,641	$5.47

The Company recorded RSUs compensation expense during the three and six months ended June 30 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses:	2023	2022	2023	2022
Technology	$32,876	$25,198	$67,653	$38,598
Sales and marketing	18,959	26,092	30,814	40,259
Supply development	2,824	10,948	2,824	18,145
Fulfillment	17,608	24,330	39,052	37,960
General and administrative	21,862	110,835	41,279	217,077
Total RSU expense	$94,129	$197,403	$181,622	$352,039

As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $890,912, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.37 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

11.INCOME TAXES

As of June 30, 2023 and December 31, 2022, the Company had federal net operating loss carryforwards of approximately $47,750,000 and $40,800,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $34,750,000 and $27,800,000, respectively, can be carried forward indefinitely. As of June 30, 2023 and December 31, 2022, the Company had state net operating loss carryforwards of approximately $29,600,000 and $25,000,000, respectively, that expire at various periods through 2043, respectively. As of June 30, 2023 and December 31, 2022, the Company had federal and state tax credits of approximately $1,860,000 and $1,094,000, respectively, available for future periods that expire at various periods through 2043. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated in 2009 under the laws of the state of Delaware. Our mission is to accelerate life science research and development via a single global marketplace platform, the iSpecimen Marketplace, which connects researchers to subjects, specimens, and associated data. We are headquartered in Lexington, Massachusetts. We operate as one operating and reporting segment.

The iSpecimen Marketplace is an automated search and request platform for researchers seeking human biospecimens, and a full suite of fulfillment and management tools for biospecimen providers. The platform taps into information management systems found in biobanks and laboratories for specimen data, and electronic Medical Records to gain insights into the patient populations to support specimen collections directly from research subjects.

Researchers can search this data using our intuitive web-based user interface to obtain specimens more efficiently. They can instantly find the specific specimens they need for their studies, request quotes for these specimens or for custom collections directly from research subjects, place orders, and track and manage their specimens and associated data across projects.

Biospecimen providers also gain efficiencies using the iSpecimen Marketplace, not only because the platform provides instant access to a large researcher base, but because the technology orchestrates the bioprocurement workflow from specimen request to fulfillment. Specimen providers can access intuitive dashboards to view requests, create proposals, and track and manage their orders.

Finally, the platform helps with administrative and reporting functions for researchers, suppliers, and our internal personnel, including user and compliance management.

The iSpecimen Marketplace is composed of four major functional areas: search, fulfillment, data, and administrative reporting. We continue to invest in the evolution of these areas to improve engagement with the platform and liquidity across it. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position the Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

The iSpecimen Marketplace currently supports the supply chain management and bioprocurement process for specimens and associated data. We generate revenue by procuring various specimens from hospitals, laboratories, and other supply sites, which comprise our global network, and delivering them to our medical research customers using our proprietary software. Costs paid to acquire specimens from hospitals and laboratories generally vary depending upon the sample type, collection requirements, and data provided. We generally operate in a “just in time” fashion, meaning we procure specimens from our suppliers and distribute specimens to our customers after we obtain an order for specimens from a research client. Generally, we do not speculatively purchase and bank samples in anticipation of future, unspecified needs. We believe our approach offers many advantages over a more traditional inventory-based supplier business model. In a fast-paced industry where personalized and precision medicine are growing at extraordinary rates, having access to hundreds of biorepositories to source supplies of biospecimens, rather than being limited to sourcing such biospecimens from a limited number of biorepositories under our management, substantially reduces the risks associated with a limited source of supply and provides us with the ability to avoid many of the operational constraints inherent in an industry where inventory turnover and cash conversion cycles can be lengthy.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and bio-specimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $261,610 during the six months ended June 30, 2023 due to a few boutique life sciences customers that have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in fiscal year 2023 to mitigate the risk to future collectability of receivables.

Changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in a reduction in researchers’ demand for specimens due to the research organization’s inability to obtain funding.

To further address the current market conditions, the Company has taken steps, which include but are not limited to, reevaluating its pricing in order to be more competitive, creating campaigns to highlight and fast-track high demand items, and enhancing internal team communications to accelerate the sales cycle.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address our financial obligations and alleviate possible adverse effects on our business, financial condition, results of operations or prospects.

Impact of the Russian-Ukrainian War on Our Operations

Our business was negatively impacted during the first half of 2022 by the ongoing war between Russia and Ukraine. At the start of the war, we had approximately $1 million of purchase orders that were slated to be fulfilled by our supply network in Ukraine and Russia. This supply network was shut down at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of our Russian suppliers were disabled by sanctions. While we mobilized to shift these purchase orders to other suppliers in the network, the process of getting specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders. Alternate suppliers do not have the same favorable unit economics or specimen collection rates, and this impacted our margins. Additionally, key resources were diverted from operations to resolving the re-fulfillment issues caused by the conflict.

As of June 30, 2023, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the filing date of this report. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Chief Executive Officer Initiatives

Under the direction of Ms. Curley, our Chief Executive Officer, the Company’s mission to accelerate life sciences research and development, pursuant to a single global marketplace platform, remains unchanged from that of prior management. Ms. Curley continues to review the Company’s structure, processes, and resources to evaluate and identify areas for improvement, and has been focused on creating and ensuring a runway for growth and scale for our business. The focus of our activities is directed at increasing our revenue in the second half of 2023 with new revenue enhancement initiatives that are underway and increasing our cross-functional team communications to help improve execution.

One of our key new revenue enhancement initiatives is to identify, through sequencing runs, high value cancer patients which possess specific mutations in donor FFPE blocks. We have invested in active repetitive screening to create a virtual inventory available for our research customers in areas of high value. This initiative is extremely valuable, not only to our business, but we believe, for the entire industry. The power of our supplier network makes this initiative possible and when paired with the search functionality of our proprietary iSpecimen Marketplace, it provides an easier solution than what currently exists in our industry. We have successfully launched our first pilot and anticipate a modest level of revenue from this initial sequencing run, starting at the end of the third quarter of 2023. This is the first of several sequencing runs we anticipate performing throughout 2023 for this initiative.

Ms. Curley has also reviewed our technology roadmap and has been green-lighting projects to accelerate development timelines. We are committed to investing in and developing our technology. In the six months ended June 30, 2023, we capitalized approximately $2,732,000 of internally developed software costs with plans to invest at lower levels for the remainder of the year. We anticipate that these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future with a less than two-year rate of return on the investment.

We have identified and are addressing opportunities to match specimen requests more effectively to the inventory and capabilities of our supplier network. We believe that during the second half of 2023, this will result in an increase in the utilization rate of our supplier network, which currently is heavily skewed toward the top 10-15% of our suppliers. Our initiative designed to reduce or eliminate supplier concentration is underway. We expect the re-leveling of our network will result in higher match rates, market depth and improved time-to-match.

Our iSpecimen Marketplace Onsite Program, which offers additional support to our biospecimen provider partners, is underway and we have begun to appoint iSpecimen Marketplace Onsite coordinators, whose responsibility is to field all requests made by the provider partner and submit proposals on behalf of the provider partner, resulting in streamlined sample-related management and reducing strain on existing staff and product pipelines.

Market Conditions

In order to address a downturn in the industry that impacted our financial results during the three months ended June 30, 2023, we have revised our sales approach as detailed below, which we believe, will put us in a better position, to obtain favorable results faster for the remainder of 2023 and also recognize revenue more in line with historical levels. The majority of our customers are economically impacted by the availability of funding. We believe that the reduction in revenue in the second quarter was a result of the potential of a global economic slowdown at the end of the first quarter and that uncertainty negatively impacted on the equity markets for our industry. These economic challenges negatively impacted spending by our customers, having a direct effect on our revenue results for the second quarter of 2023. Specifically, in the second quarter of 2023, we experienced a substantial decline in the receipt of purchase orders from our customers. Due to this decline in purchase orders from customers, we also experienced a lower backlog of purchase orders compared to prior quarters. This adversely impacted on our ability to fulfill orders and generated lower levels of revenue in the second quarter of 2023.

During the second quarter of 2023 we focused on launching several new initiatives with the express purpose of increasing our success rates for converting quotes to secured purchase orders, with the goal of reinstating our fulfillment of orders to the levels achieved in quarters prior to the second quarter of 2023. By the end of the second quarter of 2023, we began to see the results of those efforts as evidenced by an increase in the level of our backlog compared to the beginning of the second quarter of 2023. Based on the increase in our backlog by the end of the second quarter, we believe that this downturn in revenue for the second quarter of 2023 represents a temporary downturn and that we have taken the required actions to address these issues which, we believe, will allow us to achieve better results for the third quarter of 2023 and beyond.

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

Since the March 2023 failure and FDIC takeover of Silicon Valley Bank and the inability of its customers to readily access their cash deposits, there has been a heightened risk and greater focus on the potential failures of other banks in the future. In order to reduce the risks associated with maintaining all of our cash at a single bank, we have diversified our holdings by purchasing U.S Treasury bills at a different financial institution. As of June 30, 2023, we had a balance of approximately $6.2 million of U.S. Treasury bills at a financial institution that is different from where our cash is held. The Company will continue to assess other opportunities to ensure the safeguarding of our assets.

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

Sales and Marketing

Sales and marketing costs primarily consist of payroll and related expenses for personnel engaged in marketing and selling activities, including salaries and sales commissions, travel expenses, public relations, and social media costs, ispecimen.com website development and maintenance costs, search engine optimization fees, advertising costs, direct marketing costs, trade shows and events fees, marketing and customer relationship management software, and other marketing-related costs.

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

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses for human resources, legal, finance, and executive teams, associated software licenses, facilities, and equipment expenses, such as depreciation and amortization expense and rent, outside legal expenses, insurance costs, and other general and administrative costs.

Financial Operations Overview and Analysis for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Revenue	$1,625,140	$2,338,688	$(713,548)	(31)%
Operating expenses:
Cost of revenue	853,633	999,743	(146,110)	(15)%
Technology	843,099	635,650	207,449	33%
Sales and marketing	977,748	950,563	27,185	3%
Supply development	291,360	242,380	48,980	20%
Fulfillment	462,672	519,994	(57,322)	(11)%
General and administrative	1,758,451	1,575,365	183,086	12%
Total operating expenses	5,186,963	4,923,695	263,268	5%
Loss from operations	(3,561,823)	(2,585,007)	(976,816)	(38)%
Other income (expense), net
Interest expense	(3,535)	(42,273)	38,738	92%
Interest income	110,882	13,881	97,001	699%
Other expense, net	(29,138)	6,590	(35,728)	(542)%
Other income (expense), net	78,209	(21,802)	100,011	459%
Net loss	$(3,483,614)	$(2,606,809)	(876,805)	(34)%

Revenue

Revenue decreased by approximately $714,000, or 31%, from approximately $2,339,000 for the three months ended June 30, 2022 to approximately $1,625,000 for the three months ended June 30, 2023. This was primarily due to a decrease of 2,322, or 33%, in specimen count from 7,004 specimens in the three months ended June 30, 2022 to 4,682 specimens in the three months ended June 30, 2023. The effect of the decrease in specimen count was offset by a change in the specimen mix which caused the average selling price per specimen to increase by $13, or 4%, from approximately $334 in the three months ended June 30, 2022 to $347 in the three months ended June 30, 2023.

Cost of Revenue

Cost of revenue decreased by approximately $146,000, or 15%, from approximately $1,000,000 for the three months ended June 30, 2022 to approximately $854,000 for the three months ended June 30, 2023, which was attributable to a 33% decrease in the number of specimens accessioned for the current period compared to the same period in the prior year, offset by a $40 or 28% increase in the average cost per specimen.

Technology

Technology expenses increased by approximately $207,000, or 33% from approximately $636,000 for the three months ended June 30, 2022 to approximately $843,000 for the three months ended June 30, 2023. The increase was related to increases in headcount and payroll and related expenses of approximately $75,000, amortization of internally developed software of approximately $234,000, offset by decreases in professional fees unrelated to internally developed software of approximately $99,000 and in general and administrative expenses of approximately $3,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $27,000, or 3%, from approximately $951,000 for the three months ended June 30, 2022 to approximately $978,000 for the three months ended June 30, 2023. The increase was attributable to increases due to hiring more sales personnel, professional fees of approximately $72,000, payroll and related expenses of approximately $58,000, travel expenses of approximately $6,000, offset by a decrease in external marketing expenses of approximately $109,000.

Supply Development

Supply development expenses increased by approximately $49,000, or 20%, from approximately $242,000 for the three months ended June 30, 2022 to approximately $291,000 for the three months ended June 30, 2023. The increase was primarily attributable to increases in professional fees of approximately $104,000, offset by decreases in payroll and related expenses of approximately $53,000, and travel expenses of approximately $2,000.

Fulfillment

Fulfillment costs decreased by approximately $57,000, or 11%, from approximately $520,000 for the three months ended June 30, 2022 to approximately $463,000 for the three months ended June 30, 2023. The decrease was primarily attributable to decreases in payroll and related expenses of approximately $69,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities, offset by an increase in operating expenses of approximately $12,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $183,000, or 12%, from approximately $1,575,000 for the three months ended June 30, 2022 to approximately $1,758,000 for the three months ended June 30, 2023. The increase was attributable to increases in directors’ and officers’ insurance of approximately $157,000, professional fees of approximately $123,000, depreciation expenses of $33,000, advertising expense of approximately $15,000, utilities and facilities expenses of approximately $4,000, offset by decreases in payroll and related expenses of approximately $125,000, and travel expense of approximately $24,000.

Other Income (Expense), Net

Other income (expense), net, increased by approximately $100,000, or 459%, from approximately $22,000 of other expense net, for the three months ended June 30, 2022 to approximately $78,000 of other income, net, for the three months ended June 30, 2023. The increase in other income (expense), net, was attributable to increases in interest income of approximately $97,000, and a decrease in interest expense of approximately $39,000, offset by an increase in other expense of approximately $36,000.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30		Change
	2023	2022	Dollars	Percentage
Revenue	$4,575,339	$4,857,348	$(282,009)	(6)%
Operating expenses:
Cost of revenue	2,000,545	2,165,659	(165,114)	(8)%
Technology	1,677,506	1,163,173	514,333	44%
Sales and marketing	2,025,346	1,697,994	327,352	19%
Supply development	614,862	424,450	190,412	45%
Fulfillment	891,692	963,788	(72,096)	(7)%
General and administrative	3,469,633	3,385,679	83,954	2%
Total operating expenses	10,679,584	9,800,743	878,841	9%
Loss from operations	(6,104,245)	(4,943,395)	(1,160,850)	(23)%
Other income (expense), net
Interest expense	(7,070)	(80,321)	73,251	91%
Interest income	225,144	26,535	198,609	748%
Other expense, net	(29,255)	6,630	(35,885)	(541)%
Other income (expense), net	188,819	(47,156)	235,975	500%
Net loss	$(5,915,426)	$(4,990,551)	(924,875)	(19)%

Revenue

Revenue decreased by approximately $282,000, or 6%, from approximately $4,857,000 for the six months ended June 30, 2022 to approximately $4,575,000 for the six months ended June 30, 2023. This was primarily due to a decrease in average selling price per specimen of $64, or 16%, from approximately $407 in the six months ended June 30, 2022 to $343 in the six months ended June 30, 2023. The decrease in average selling price per specimen was offset by an increase of 1,383, or 12%, in specimen count from 11,928 specimens in the six months ended June 30, 2022 to 13,311 specimens in the six months ended June 30, 2023.

Cost of Revenue

Cost of revenue decreased by approximately $165,000, or 8%, from approximately $2,166,000 for the six months ended June 30, 2022 to approximately $2,001,000 for the six months ended June 30, 2023, which was attributable to a 17% decrease in the average cost per specimen impacted by the specimen mix during the six month period ended June 30, 2023 over the same period in 2022, offset by a 12% increase in the number of specimens accessioned during the six months ended June 30, 2023 over the same period in the prior year.

Technology

Technology expenses increased by approximately $515,000, or 44%, from approximately $1,163,000 for the six months ended June 30, 2022 to approximately $1,678,000 for the six months ended June 30, 2023. The period over period increase was related to increases in payroll and related expenses of approximately $178,000 and in amortization of approximately $402,000, offset by decreases in general operating expense of approximately $39,000 and professional fees of approximately $26,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $327,000, or 19%, from approximately $1,698,000 for the six months ended June 30, 2022 to approximately $2,025,000 for the six months ended June 30, 2023. The period over period increase was primarily attributable to an increase in payroll and related expenses of approximately $372,000, and an increase in general operating expenses related to sales and marketing of approximately $168,000, offset by a decrease in external marketing expense of approximately $213,000.

Supply Development

Supply development expenses increased approximately $191,000, or 45%, from approximately $424,000 for the six months ended June 30, 2022 to approximately $615,000 for the six months ended June 30, 2023. The period over period increase was primarily attributable to increases in professional fees of approximately $263,000 and general supply development expenses of approximately $6,000, offset by a decrease in payroll and related expenses of approximately $78,000.

Fulfillment

Fulfillment costs decreased approximately $72,000, or 7%, from approximately $964,000 for the six months ended June 30, 2022 to approximately $892,000 for the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $86,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, offset by an increase in general operating expenses related to fulfillment of approximately $14,000.

General and Administrative Expenses

General and administrative expenses increased approximately $84,000, or 2%, from approximately $3,386,000 for the six months ended June 30, 2022 to approximately $3,470,000 for the six months ended June 30, 2023. The period over period increase was attributable to increases in professional fees of approximately $164,000, directors’ and officers’ insurance of approximately $72,000, and depreciation expense of approximately $67,000, offset by decreases in compensation costs of approximately $135,000, software costs of approximately $81,000, and general operating expenses of approximately $3,000.

Other Income (Expense), net

Other income (expense), net, increased by approximately $236,000, or 500%, from approximately $47,000 of other expense net, for the six months ended June 30, 2022 to approximately $189,000 of other income, net, for the six months ended June 30, 2023. The increase in other income (expense), net, was attributable to increases in interest income of approximately $199,000, and a decrease in interest expense of approximately $73,000, offset by an increase in other expense of approximately $36,000.

Liquidity and Capital Resources

			Change
	June 30, 2023	December 31, 2022	Dollars	Percentage
Balance Sheet Data:
Cash and cash equivalents	$2,004,500	$15,308,710	$(13,304,210)	(87)%
Available-for-sale securities	6,209,491	—	6,209,491	100%
Working capital	8,111,523	15,394,634	(7,283,111)	(47)%
Total assets	17,570,345	24,617,653	(7,047,308)	(29)%
Total stockholders' equity	14,710,575	20,309,170	(5,598,595)	(28)%

	Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(4,518,918)	$(3,353,977)	$(1,164,941)	(35)%
Net cash flows used in investing activities	(8,856,181)	(777,181)	(8,079,000)	(1,040)%
Net cash flows provided by financing activities	70,889	83,354	(12,465)	(15)%
Net decrease in cash and cash equivalents	$(13,304,210)	$(4,047,804)	$(9,256,406)

In November 2022, we paid off the outstanding principal balance of $3,500,000 and outstanding interests on our Term Loan. As of December 31, 2022, we had a balance of cash and cash equivalents of approximately $15,309,000. During the six months ended June 30, 2023, to reduce the risks associated with maintaining all our cash at a single bank, we diversified our cash into investments by purchasing U.S. Treasury bills with maturities ranging from one to six months. The U.S. Treasury bills have been classified as available-for-sale securities. As of June 30, 2023, we had a balance of cash and cash equivalents of approximately $2,000,000 and available-for-sale securities of approximately $6,200,000, with a sum of both classifications totaling approximately $8,200,000. We also had working capital of approximately $8,100,000 as of June 30, 2023, and no longer have any debt that could decrease our liquidity.

Since inception, we have relied upon raising capital to finance our operations. In the six months ended June 30, 2023, we invested approximately $2.7 million of cash on developing our Marketplace technology to bring it closer to revenue feasibility. We intend to continue to use our existing cash to further develop our technology, grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

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

Cash Flows

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was approximately $4,519,000 which consisted of a net loss of approximately $5,915,000 offset by non-cash charges of approximately $1,420,000, which included $935,000 related to amortization of internally developed software, $245,000 in stock-based compensation, $262,000 in bad debt expense, and $76,000 related to depreciation and amortization of property and equipment, offset by $98,000 of amortization of discount on available-for-sale securities. Total changes in assets and liabilities of approximately $23,000 were attributable to a $122,540 increase in accounts receivable,  a $679,143 decrease in accounts payable, a $649,000 decrease in accrued expenses, a $77,872 decrease in operating lease liability, a $42,734 decrease in deferred revenue, offset by a $1,229,433 decrease in accounts receivables-unbilled, a $112,665 decrease in prepaid expenses and other current assets, a $77,577 decrease in right-of-use asset, and a $128,541 decrease in tax credit receivable.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $3,354,000, which consisted of a net loss of approximately $4,991,000 offset by non-cash charges of approximately $1,232,000, which included $533,000 related to amortization of internally developed software, $414,000 in stock-based compensation, $270,000 in bad debt expense, $9,000 related to depreciation and amortization of property and equipment, and $6,000 of amortization of discount on the Term Loan with the Lender. Total changes in assets and liabilities of approximately $405,000 were attributable to a $475,000 decrease in accounts receivable-unbilled, a $1,073,000 decrease in accounts receivable, partially offset by a $400,000 decrease in accounts payable, a $376,000 decrease in accrued expenses, a $320,000 decrease in deferred revenue, and a $48,000 increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was approximately $8,856,000 and $777,000 for the six months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities for the six months ended June 30, 2023 consisted of $2,731,507 of capitalization of internally developed software, $7,642,929 of purchase of available-for-sale securities, and $13,745 of purchases of property and equipment, offset by $1,532,000 of proceeds from sale and maturities of available-for-sale securities. Net cash used in investing activities for the six months ended June 30, 2022 consisted of $777,181 of capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities was approximately $71,000 and $83,000 for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities for the six months ended June 30, 2023 consists of $71,000 received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2022 consists of $77,000 received from the exercise of stock options and $6,250 proceeds from issuance of common stock in exchange for services.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the six months ended June 30, 2023.

We have experienced negative effects of inflation in certain areas of our business due to the high rates of inflation in the world’s current economy. This inflation is affecting employee salaries, which account for a significant portion of our operating costs. Additionally, the costs of supplies have been affected by inflation; however, these costs are not significant to the Company’s results.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,483,614)	$(2,606,809)	$(5,915,426)	$(4,990,551)
Depreciation and amortization	538,640	271,312	1,010,555	542,244
Stock-based compensation	124,697	229,348	245,254	413,539
Interest expense	3,535	42,273	7,070	80,321
Adjusted EBITDA	$(2,816,742)	$(2,063,876)	$(4,652,547)	$(3,954,447)

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 1 to the Company’s Annual Report on the Form 10-K/A for the year ended December 31, 2022. There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the following material weakness in internal control over financial reporting:

●	The Company did not design and maintain adequate controls to maintain appropriate documentation for the tax exempt status of its customers, calculate and collect sales tax at point of sale, and subsequently report and remit in a timely manner to the relevant tax jurisdictions sales tax obligations.

Notwithstanding the existence of the material weakness described above, management believes that the condensed financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with GAAP.

Management’s Plan for Remediation

The material weakness described above was identified as a result of an entity-wide risk assessment process that commenced in the quarter ended June 30, 2023. The Company is in the process of implementing a remediation plan to improve our internal control over financial reporting and to remediate the related control deficiencies that led to the material weakness. In response to these deficiencies, management, with the oversight of the Audit Committee of the Board of Directors, has identified and implemented steps to remediate the material weakness.

The Company began implementing the remediation plan during the second quarter of fiscal 2023. The following remedial measures are designed to address the material weakness and to continue to improve our internal control over financial reporting.

●	We have engaged external tax advisors to complement internal resources and efforts and provide support in assessing the appropriate sales tax treatment associated with the Company’s products for all prior years in which the Company had generated revenue, will implement a sales tax software platform solution for the calculation, collection, and remittance of sales tax for all non-exempt future sales, and assist with the collection and tracking of Voluntary Disclosure Agreements received from states where a potential tax liability may exist.

●	We will design and implement enhanced policies, procedures and controls related to the calculation, collection, and remittance of sales tax to relevant jurisdictions.

●	We will train appropriate personnel in the effective design and execution of our enhanced policies, procedures, and controls, including the importance of the ongoing, consistent effective execution of such procedures and controls.

We are committed to the remediation of the material weakness and expect to successfully implement enhanced control processes. However, as we continue to evaluate, and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when we will be able to fully remediate such weakness, nor can we be certain that additional actions will not be required or what the costs may be of any such additional actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than as described below, there have been no material changes with respect to risk factors previously disclosed in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

We have identified a material weakness in our internal controls over financial reporting that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate a material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years after the date of our initial public offering.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In the second quarter of 2023, the Company engaged external tax consultant advisors to complement internal resources and efforts to provide support in assessing the Company’s tax liability associated with products for all prior years in which the Company had generated revenue, to assist with the collection and tracking of VDAs where a potential tax liability may exist and to assist with the implementation of a sales tax software platform solution for the calculation, collection, and remittance of sales tax for all non-exempt future sales. From the Company’s inception through present, the Company now believes it is probable that a sales tax liability existed for certain of its sales of products to certain of its customers; however, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. Currently, the Company does not have sufficient information to reasonably estimate a minimum or maximum amount of the sales tax liability as of the date of this report. The Company is also in the process of identifying where there may be a need to file VDAs with relevant taxing jurisdictions regarding its failure to collect and remit sales tax obligations. As of June 30, 2023, the Company had not recorded an accrual for the probable sales tax liability nor the interest and penalties likely to be imposed by the taxing jurisdictions for the current and prior reporting periods in the financial statements. The Company will record a liability when the amount of the liability becomes reasonably estimable.

We also may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1

Amendment No. 1 to iSpecimen Inc. Second Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

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

iSpecimen Inc.

Date: August 2, 2023	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)