Form 10-Q
period 2023-09-30
iSpecimen Inc.
filed 2023-11-02
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 31, 2023, there were 9,075,807 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,721,568	$15,308,710
Available-for-sale securities	2,940,967	—
Accounts receivable – unbilled	1,425,434	2,327,789
Accounts receivable, net of allowance for doubtful accounts of $474,052 and $230,999 at September 30, 2023 and December 31, 2022, respectively	1,705,643	1,597,915
Prepaid expenses and other current assets	320,613	300,434
Tax credit receivable	12,332	140,873
Total current assets	9,126,557	19,675,721
Property and equipment, net	146,205	225,852
Internally developed software, net	6,575,811	4,503,787
Operating lease right-of-use asset	233,805	184,692
Other non-current assets	212,718	27,601
Total assets	$16,295,096	$24,617,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,280,164	$2,459,063
Accrued expenses	1,027,960	1,531,238
Operating lease current obligation	162,054	158,451
Deferred revenue	46,910	132,335
Total current liabilities	3,517,088	4,281,087
Operating lease long-term obligation	72,288	27,396
Total liabilities	3,589,376	4,308,483

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 9,105,044 issued, and 9,074,044 outstanding at September 30, 2023 and 8,956,808 issued and 8,925,808 outstanding at December 31, 2022	907	892
Additional paid-in capital	68,996,195	68,573,774
Treasury stock, 31,000 shares at September 30, 2023 and December 31, 2022, at cost	(172)	(172)
Accumulated other comprehensive income	641	—
Accumulated deficit	(56,291,851)	(48,265,324)
Total stockholders’ equity	12,705,720	20,309,170
Total liabilities and stockholders’ equity	$16,295,096	$24,617,653

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$2,777,751	$2,583,412	$7,353,090	$7,440,760
Operating expenses:
Cost of revenue	1,392,534	1,181,562	3,393,079	3,347,392
Technology	921,580	752,704	2,599,086	1,915,877
Sales and marketing	897,433	832,625	2,972,757	2,530,619
Supply development	186,176	166,058	801,038	590,508
Fulfillment	471,735	516,637	1,363,427	1,480,425
General and administrative	1,102,373	2,234,885	4,522,028	5,620,393
Total operating expenses	4,971,831	5,684,471	15,651,415	15,485,214

Loss from operations	(2,194,080)	(3,101,059)	(8,298,325)	(8,044,454)

Other income (expense), net
Interest expense	(4,465)	(58,591)	(11,535)	(138,912)
Interest income	67,362	60,812	292,506	87,347
Other income (expense), net	20,082	3,148	(9,173)	9,778
Total other income (expense), net	82,979	5,369	271,798	(41,787)

Net loss	$(2,111,101)	$(3,095,690)	$(8,026,527)	$(8,086,241)

Other comprehensive income:
Net loss	$(2,111,101)	$(3,095,690)	$(8,026,527)	$(8,086,241)
Unrealized (loss) gain on available-for-sale securities	(47)	—	641	—
Total other comprehensive (loss) income	(47)	—	641	—
Comprehensive loss	$(2,111,148)	$(3,095,690)	$(8,025,886)	$(8,086,241)

Net loss per share - basic and diluted	$(0.23)	$(0.35)	$(0.89)	$(0.92)

Weighted average shares of common stock outstanding - basic and diluted	9,065,319	8,878,888	9,029,732	8,822,423

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2023
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	8,925,808	$892	31,000	$(172)	$68,573,774	$—	$(48,265,324)	$20,309,170
Stock-based compensation expense	—	—	—	—	54,608	—	—	54,608
Vesting of restricted stock	28,776	3	—	—	65,946	—	—	65,949
Issuance of common stock through exercise of stock options	67,736	7	—	—	67,729	—	—	67,736
Unrealized gain on available-for-sale securities	—	—	—	—	—	18,843	—	18,843
Net loss	—	—	—	—	—	—	(2,431,812)	(2,431,812)
Balance at March 31, 2023	9,022,320	902	31,000	(172)	68,762,057	18,843	(50,697,136)	18,084,494
Stock-based compensation expense	—	—	—	—	29,829	—	—	29,829
Vesting of restricted stock	37,801	4	—	—	94,864	—	—	94,868
Issuance of common stock through exercise of stock options	3,153	—	—	—	3,153	—	—	3,153
Unrealized loss on available-for-sale securities	—	—	—	—	—	(18,155)	—	(18,155)
Net loss	—	—	—	—	—	—	(3,483,614)	(3,483,614)
Balance at June 30, 2023	9,063,274	906	31,000	(172)	68,889,903	688	(54,180,750)	14,710,575
Stock-based compensation expense	—	—	—	—	49,394	—	—	49,394
Vesting of restricted stock	10,770	1	—	—	56,898	—	—	56,899
Unrealized loss on available-for-sale securities	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	(2,111,101)	(2,111,101)
Balance at September 30, 2023	9,074,044	$907	31,000	$(172)	$68,996,195	$641	$(56,291,851)	$12,705,720

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2022
					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	8,733,479	$873	31,000	$(172)	$67,810,289	$(38,019,402)	$29,791,588
Stock-based compensation expense	—	—	—	—	183,410	—	183,410
Vesting of restricted stock units	3,125	—	—	—	781	—	781
Issuance of common stock through exercise of stock options	77,679	8	—	—	75,269	—	75,277
Net loss	—	—	—	—	—	(2,383,742)	(2,383,742)
Balance at March 31, 2022	8,814,283	881	31,000	(172)	68,069,749	(40,403,144)	27,667,314
Stock-based compensation expense	—	—	—	—	202,318	—	202,318
Vesting of restricted stock units	56,601	6	—	—	27,024	—	27,030
Issuance of common stock through exercise of stock options	1,827	—	—	—	1,827	—	1,827
Issuance of common stock in exchange for services	1,000	—	—	—	6,250	—	6,250
Net loss	—	—	—	—	—	(2,606,809)	(2,606,809)
Balance at June 30, 2022	8,873,711	887	31,000	(172)	68,307,168	(43,009,953)	25,297,930
Stock-based compensation expense	—	—	—	—	183,270	—	183,270
Vesting of restricted stock units	12,576	1	—	—	36,665	—	36,666
Issuance of common stock through exercise of stock options	1,284	—	—	—	1,284	—	1,284
Net loss	—	—	—	—	—	(3,095,690)	(3,095,690)
Balance at September 30, 2022	8,887,571	$888	31,000	$(172)	$68,528,387	$(46,105,643)	$22,423,460

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,026,527)	$(8,086,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	351,547	633,475
Proceeds from issuance of common stock in exchange for services	—	6,250
Amortization of internally developed software and other non-current assets	1,435,565	825,804
Depreciation of property and equipment	99,125	13,587
Bad debt expense	243,053	340,858
Accretion of discount on available-for-sale securities	(147,170)	—
Amortization of debt issuance costs on Term Loan	—	9,207
Change in operating assets and liabilities:
Accounts receivable – unbilled	902,355	876,779
Accounts receivable	(350,781)	427,798
Prepaid expenses and other current assets	(20,179)	(14,520)
Operating lease right-of-use asset	(49,113)	110,497
Tax credit receivable	128,541	—
Accounts payable	(178,899)	135,057
Accrued expenses	(503,278)	(124,240)
Accrued interest	—	(389)
Operating lease liability	48,495	(109,543)
Deferred revenue	(85,425)	(654,745)
Net cash used in operating activities	(6,152,691)	(5,610,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software and other non-current assets	(3,692,706)	(1,549,281)
Purchase of property and equipment	(19,478)	—
Purchase of available-for-sale securities	(10,143,156)	—
Proceeds from maturities of available-for-sale securities	7,350,000	—
Net cash used in investing activities	(6,505,340)	(1,549,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	70,889	78,387
Net cash provided by financing activities	70,889	78,387

Net decreases in cash and cash equivalents	(12,587,142)	(7,081,260)
Cash and cash equivalents at beginning of period	15,308,710	27,738,979
Cash and cash equivalents at end of period	$2,721,568	$20,657,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,535	$121,927
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets	$166,357	$333,123

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

Liquidity and Going Concern

The Company has recognized recurring losses since inception. As of September 30, 2023, the Company had working capital of $5,609,469, an accumulated deficit of $56,291,851, cash and cash equivalents and short-term investments of $5,662,535, and accounts payable and accrued expenses of $3,308,124. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. The Company has initiated efforts to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce. Throughout the year and primarily on September 6, 2023, the Company executed a reduction in workforce, resulting in an estimated reduction in monthly compensation costs of 29% and additional expenditure reductions estimated to be over 50% of monthly expenditures for the remainder of the year, after streamlining operations and rationalizing resources to focus on key market opportunities. As a result, the Company experienced a significant decrease in expenditures during the third quarter of 2023 compared to the first two quarters of 2023. In addition, the Company plans to add additional customers and suppliers to increase and add additional revenues through its new revenue enhancement projects as well as to reduce and manage expenditures to improve its financial position and fund operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability. The Company may also seek to fund its operations through public equity or debt financing, as well as other sources, but it has not currently identified any specific source of funding. However, the Company may be unsuccessful in increasing its revenues from its new enhancement projects or contain its operating expenses, or it may be unable to raise additional capital on commercially favorable terms. The Company’s failure to generate additional revenues or contain operating costs would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue as a going concern. If the Company does not generate enough revenue to provide an adequate level of working capital, its business plan will be scaled down further.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. Management’s plan to mitigate the conditions that raise substantial doubt includes generating additional revenues through its revenue enhancement projects, deferring certain projects and capital expenditures and eliminating certain future operating expenses for the Company to continue as a going concern. However, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on the levels of spending by its customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect the Company’s business and financial condition. The Company increased its allowance for doubtful accounts in accounts receivables by $243,053 during the nine months ended September 30, 2023 due to certain boutique life sciences customers either lacking liquidity or having filed for bankruptcy. The Company has enhanced procedures related to its credit check process for new and existing customers in fiscal year 2023 to mitigate the risk to future collectability of receivables.

Changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in a reduction in researchers’ demand for specimens due to the research organization’s inability to obtain funding.

To further address the current market conditions, the Company has taken steps, that include, but are not limited to, reevaluating its pricing in order to be more competitive, creating campaigns to highlight and fast-track high demand items, enhancing internal team communications to accelerate the sales cycle, moving to a new line of business structure to increase efficiency in operations, implementation of next day quotes to increase conversion ratios of quotes to purchase orders, and initiation of efforts to decrease expenditures through a reduction in workforce.

The Company believes that its business will continue to be resilient through a continued industry-wide economic slowdown in life science research, and that the Company has and will continue to work on improving liquidity to address its financial obligations and alleviate possible adverse effects on its business, financial condition, results of operations or prospects.

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

As of September 30, 2023, the Company’s supply sites in Russia that had not been under sanctions were accessible and the Company’s supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues,

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

the Company’s policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long term implications of the war are difficult to predict as of the filing date of the Company’s Quarterly Report on Form 10-Q in which these unaudited condensed financial statements are included (the “Quarterly Report”). The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022. There were no significant changes to these accounting policies during the nine months ended September 30, 2023.

Use of Estimates

The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the deferred tax valuation allowances, revenue recognition, stock-based compensation, allowance for doubtful accounts, accrued expenses, and the useful lives of internally developed software. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Investments

The Company’s investments are considered to be available-for-sale as defined under ASC 320, Investments - Debt Securities, and are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income. Purchases and sales of securities are reflected on a trade-date basis. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the statement of operations, and amortization of premiums and accretion of discounts on the U.S treasury bills are recorded in interest expense or income, respectively.

The Company continually monitors the difference between its cost basis and the estimated fair value of its investments. The Company’s accounting policy for impairment recognition requires impairment charges to be recorded when it determines that the fair value of the investment is below its amortized cost basis. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Credit-related impairments on fixed maturity securities that the Company does not plan to sell, and for which it is not more likely than not to be required to sell, are recognized in net income. Any non-credit related impairment is recognized as a component of other comprehensive income. Factors considered in evaluating whether there is a decline in value include: the financial condition and near-term prospects of the issuer; its intention to hold the investment; and the likelihood that it will be required to sell the investment.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

●	Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of September 30, 2023 and December 31, 2022, respectively, because of their short-term nature. Available-for-sale securities are recorded at fair value and as level 1 investments.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Once a specimen that has no alternative future use and for which the Company has an enforceable right to payment has been accessioned, the Company records the offset to revenue in accounts receivable – unbilled. Once the specimen has been shipped and invoiced, a reclassification is made from accounts receivable-unbilled to accounts receivable.

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

The following table summarizes the Company’s revenue for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Specimens – contracts with customers	$2,640,301	$2,508,298	$6,874,786	$7,088,504
Shipping and other	137,450	75,114	478,304	352,256
Revenue	$2,777,751	$2,583,412	$7,353,090	$7,440,760

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of September 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $474,052 and $230,999, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, and internal-use software. No impairment charges were recorded for the nine months ended September 30, 2023 and 2022.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

The table below provides potentially dilutive common stock equivalents excluded from diluted net loss per share as of September 30:

	2023	2022
Shares issuable upon vesting of RSUs	129,077	346,617
Shares issuable upon exercise of stock options	300,909	166,248
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	1,312,500	1,312,500
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	12,500	12,500
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	90,000	90,000

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this new standard as of January 1, 2023. ASU 2016-13 did not have a material impact on the Company’s unaudited condensed financial statements.

3.AVAILABLE-FOR-SALE SECURITIES

The Company purchased U.S. treasury bills in the nine months ended September 30, 2023 and has classified them as available-for-sale securities. The amortized cost, gross unrealized gains and losses, and fair value for available-for-sale securities as of September 30, 2023 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$2,940,326	$32,682	$(32,041)	$2,940,967
Total Available-for-sale securities	$2,940,326	$32,682	$(32,041)	$2,940,967

The Company did not have any realized gains or losses in the nine months ended September 30, 2023. Maturities of the U.S. Treasury bills are all due within the current fiscal year. Marketable securities in an unrealized loss position as of September 30, 2023 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that it will receive a full recovery of par value on the securities, although there can be no assurance that such recovery will occur.

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	September 30,	December 31,
	2023	2022
Website	$285,377	$285,377
Computer equipment and purchased software	96,037	84,589
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	68,471	60,441
Total property and equipment	572,518	553,040
Accumulated depreciation	(426,313)	(327,188)
Total property and equipment, net	$146,205	$225,852

Depreciation expense for property and equipment was $23,399 and $4,454 for the three months ended September 30, 2023 and 2022, respectively, and $99,125 and $13,587 for the nine months ended September 30, 2023 and 2022, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the nine months ended September 30, 2023 and 2022, the Company capitalized $3,501,206 and $1,549,281, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of software costs, consulting costs, payroll, and payroll-related costs for the Company’s employees. The Company recognized $494,353 and $292,692 of amortization expense associated with capitalized internally developed software costs during the three months ended September 30, 2023 and 2022, respectively. The Company recognized

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

$1,429,182 and $825,804 of amortization expense associated with capitalized internally developed software costs during the nine months ended September 30, 2023 and 2022, respectively.

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

On January 1, 2023, the Company accrued an additional $23,580 in severance expense and liability which represents the employer’s portion of the applicable taxes on the remaining severance payments. As of September 30, 2023, the balance of the severance, COBRA benefits and employer taxes liabilities was $30,506 and is recorded on the balance sheet.

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

On January 1, 2023, the Company accrued an additional $21,896 in severance expense and liability which represents the employer’s portion of the applicable taxes on the remaining severance payments. As of September 30, 2023, the balance of the severance and employer taxes liabilities was $26,991 and is recorded on the balance sheet.

7. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets to be measured at fair value on a recurring basis and their respective classification within the fair value hierarchy as of September 30, 2023:

	Fair Value at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$2,940,967	$2,940,967	$—	$—
Total Assets	$2,940,967	$2,940,967	$—	$—

As of September 30, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

8.COMMITMENTS AND CONTINGENCIES

Leases

The Company has one operating lease of office space in Lexington, Massachusetts, which will expire on February 28, 2024. The lease was renewed on September 27, 2023 to extend the lease term for a period of 12 months from February 29, 2024 through February 28, 2025. The lease renewal includes an option to terminate the lease before its expiration date if notice is provided to the lessor by June 30, 2024.

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

There was no sublease rental income for the nine months ended September 30, 2023, and the Company is not the lessor in any lease arrangement, and there have been no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the nine months ended September 30, 2023:

Operating lease expense	$123,235
Short-term lease expense	2,500
Total lease cost	$125,735

Lease Position as of September 30, 2023

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of September 30, 2023 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$233,805
Total lease assets	$233,805

Liabilities
Current liabilities:
Operating lease liability – current portion	$162,054
Non-current liabilities:
Operating lease liability – net of current portion	72,288
Total lease liability	$234,342

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of September 30, 2023:

Weighted average remaining lease term (in years) – operating lease	1.42
Weighted average discount rate – operating lease	5.96%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2023 (excluding the nine months ended September 30, 2023)	$41,401
2024	174,338
2025	29,348
Total future minimum lease payments	245,087
Less effect of discounting	(10,745)
Present value of future minimum lease payments	$234,342

Rent expense for the three months ended September 30, 2023 and 2022 amounted to $41,078 and $42,593, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 amounted to $125,735 and $131,831, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the nine months ended September 30, 2023 was as follows:

Non-cash operating lease expense (operating cash flow)	$(49,113)
Change in operating lease liabilities (operating cash flow)	$48,495

Sales Tax Payable

The majority of the Company’s customers are researchers, universities, hospitals, and not-for-profit entities that are believed by the Company to have a research and development (“R&D”) tax exemption that generally excludes them from paying sales taxes, with a few exceptions in some tax jurisdictions, provided they have a R&D tax exemption certificate. The main types of specimens the Company sells are blood, blood plasma, human tissue, human parts, and human bodily fluids. Certain of these products are typically not taxable in some states regardless of the buyer’s tax exemption status. The Company historically has not collected sales tax in states where it had sales. Had the Company contemporaneously collected and remitted sales tax for all customers and in all jurisdictions where it would have been required, there would have been no material impact on the Company’s unaudited condensed financial statements.

As a result of an entity-wide risk assessment process that commenced in the second quarter of 2023, the Company engaged external tax consultant advisors to complement internal resources and efforts to provide support in assessing the appropriate sales tax treatment associated with the Company’s products for all prior years in which the Company had generated revenue, to assist with the collection and tracking of Voluntary Disclosure Agreements (“VDAs”) where a potential tax liability may exist and to assist with the implementation of a sales tax software platform solution for the calculation, communication, collection, and remittance of sales tax for all non-exempt future sales.

From the Company’s inception through the filing date of this Quarterly Report, the Company now believes it is probable that an obligation to collect and remit sales tax existed for certain of its sales of products to certain of its customers. Currently, the Company is analyzing its product sales, on an invoice-by-invoice and customer-by-customer basis, to determine which products are subject to sales tax in each jurisdiction, and determining which of its customers are exempt from sales tax, and which customers who were not exempt

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

from sales tax have already paid compensating use tax. Part of this process includes requesting and obtaining exemption letters or representations from its customers or proof of payment of their compensating use tax. As the Company continues to make progress on this project, certain customers have notified the Company that they are not exempt from the payment of sales tax and have not remitted use tax and the Company has started to invoice such customers for past sales tax due.

At the current time, the Company has not been able to establish a reliable point estimate, nor the maximum potential, of the sales tax liability. As of September 30, 2023, the Company had collected approximately $246,000 from certain customers related to the sales taxes due. This known sales tax liability represents the Company’s current best estimate as to a minimum in a range of estimates of the liability, and the Company has accrued a loss contingency in this amount and recorded an offsetting recovery as these funds have been collected from customers. There was no net impact to the statement of operations for the three and nine months ended September 30, 2023.

The Company is also in the process of identifying in which states there may be a need to file VDAs with relevant taxing jurisdictions regarding its failure to collect and remit sales tax obligations. As of September 30, 2023, the Company had not fully estimated nor recorded the total accrual for the probable sales tax liability nor the interest and penalties likely to be imposed by the taxing jurisdictions for the current and prior reporting periods in the unaudited condensed financial statements. The Company will record the total liability when the amount of its liability becomes reasonably estimable.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2023, there was no material litigation against the Company.

9.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 shares are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors, be issued in one or more series.

Common Stock

During the nine months ended September 30, 2023, the Company issued 70,889 shares of common stock for cash exercises of options of $70,889.

Warrants

Underwriter Warrant

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. and the representative of the Company’s IPO underwriters, the Company issued to ThinkEquity a warrant to purchase up to 90,000 shares of common stock (the "Underwriter Warrant"). The Underwriter Warrant is exercisable at a per share exercise price of $10.00 and is exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrant became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expires on June 15, 2026. Upon issuance of the Underwriter Warrant, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of September 30, 2023, the Underwriter Warrant had not been exercised, and had a weighted average exercise price of $10.00 per share and a remaining weighted average time to expiration of 2.71 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lender Warrant

In connection with a term loan (“Term Loan”) entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant to the Lender (the “Lender Warrant”) to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of September 30, 2023, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8.00 per share and a remaining weighted average time to expiration of 7.87 years.

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,312,500 shares of common stock. These PIPE Warrants have an exercise price of $13.00 per share and are immediately exercisable upon issuance and will expire on the five- and one-half-year anniversary of the issuance date. As of September 30, 2023, the PIPE Warrants had not been exercised, and had a weighted average exercise price of $13.00 per share and a remaining weighted average time to expiration of 3.75 years.

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

During the nine months ended September 30, 2023 and 2022, 182,919 and 175,261 equity awards were issued under the 2021 Plan, respectively. During the three months ended September 30, 2023 and 2022, 19,500 and 8,468 equity awards were issued under the 2021 Plan, respectively. As of September 30, 2023, there were 1,356,946 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 1,713,570.

No equity awards were issued under the 2013 Plan during the nine months ended September 30, 2023 and 2022. According to the 2013 Plan which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted from the remaining shares balance of 3,681 under the 2013 Plan.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Stock Options

The Company granted 182,172 stock options during the nine months ended September 30, 2023. The Company did not grant any stock options in the nine months ended September 30, 2022. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the nine months ended September 30:

	2023	2022
Assumptions:
Risk-free interest rate	3.75% – 4.52%	—
Expected term (in years)	0.61 – 4.00	—
Expected volatility	59.17% –59.95%	—
Expected dividend yield	—	—

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2022	297,559	$2.69	6.96	$63,237
Granted	182,172	1.38	—	—
Exercised	(70,889)	1.00	—	48,494
Cancelled/forfeited	(107,933)	2.69	—	—
Balance at September 30, 2023	300,909	$2.16	8.77	$—

Options exercisable at September 30, 2023	118,455	$2.69	8.13	$—

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. The aggregate intrinsic value of stock options exercised was $48,494 and $52,495 during the nine months ended September 30, 2023 and 2022, respectively.

The weighted average grant date fair value of stock options issued in the nine months ended September 30, 2023 was $0.53. The following table sets forth the recorded stock options compensation expense of the Company during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses:	2023	2022	2023	2022
Technology	$—	$2,001	$5,106	$7,500
Sales and marketing	509	483	2,007	3,255
Supply development	—	255	820	908
Fulfillment	1,037	590	2,362	2,471
General and administrative	23,797	26,031	78,680	76,727
Total stock options expense	$25,343	$29,360	$88,975	$90,861

A total of $139,090 of unamortized compensation expense as of September 30, 2023 will be recognized over the remaining requisite service period of 2.72 years. During the nine months ended September 30, 2023 and 2022, the Company received proceeds of $70,889 and $78,387, respectively, from the exercise of stock options.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2022	267,505	$5.43
Granted	747	1.62
Vested	(77,347)	5.33
Forfeited	(61,828)	4.99
Unvested Balance at September 30, 2023	129,077	$5.68

The Company recorded RSUs compensation expense during the three and nine months ended September 30 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses:	2023	2022	2023	2022
Technology	$27,152	$42,287	$94,805	$120,582
Sales and marketing	16,763	25,767	47,577	66,026
Supply development	356	9,137	3,180	27,281
Fulfillment	12,092	22,143	51,144	60,103
General and administrative	24,587	91,243	65,866	268,622
Total RSU expense	$80,950	$190,577	$262,572	$542,614

As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $688,510, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.11 years.

11.INCOME TAXES

As of September 30, 2023 and December 31, 2022, the Company had federal net operating loss carryforwards of approximately $47,967,000 and $40,800,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $34,967,000 and $27,800,000, respectively, can be carried forward indefinitely. As of September 30, 2023 and December 31, 2022, the Company had state net operating loss carryforwards of approximately $29,750,000 and $25,000,000, respectively, that expire at various periods through 2043, respectively. As of September 30, 2023 and December 31, 2022, the Company had federal and state tax credits of approximately $2,007,000 and $1,094,000, respectively, available for future periods that expire at various periods through 2043. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to iSpecimen Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $243,053 during the nine months ended September 30, 2023 due to certain boutique life sciences customers either lacking liquidity or having filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in fiscal year 2023 to mitigate the risk to future collectability of receivables.

Changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in a reduction in researchers’ demand for specimens due to the research organization’s inability to obtain funding.

To further address the current market conditions, the Company has taken steps, which include but are not limited to, reevaluating its pricing in order to be more competitive, creating campaigns to highlight and fast-track high demand items, enhancing internal team communications to accelerate the sales cycle, moving to a new line of business structure to increase efficiency in operations, implementation of next day quotes to increase conversion ratios of quotes to purchase orders, and initiation of efforts to decrease expenditures through a reduction in workforce.

We believe that our business will continue to be resilient through a continued industry-wide economic slowdown in life science research, and that we will continue to work on improving our liquidity to address our financial obligations and alleviate possible adverse effects on our business, financial condition, results of operations or prospects.

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

As of September 30, 2023, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the filing date of this Quarterly Report. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

Known Trends, Demands, Commitments, Events or Uncertainties Impacting Our Business

Chief Executive Officer Initiatives

Under the direction of Ms. Curley, our Chief Executive Officer, the Company’s mission to accelerate life sciences research and development, pursuant to a single global marketplace platform, remains unchanged from that of prior management. Ms. Curley continues to review the Company’s structure, processes, and resources to evaluate and identify areas for improvement, and has been focused on creating and ensuring a runway for growth and scale for our business. The focus of our activities has been directed at cost containment and increasing our revenue in the second half of 2023, with the goal of becoming cash flow positive in 2024.

We have initiated efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce. Throughout the year and primarily on September 6, 2023, we executed a reduction in workforce, resulting in an estimated reduction in monthly compensation costs of 29% and additional expenditure reductions estimated to be over 50% of monthly expenditures for the remainder of the year, after streamlining operations and rationalizing resources to focus on key market opportunities. As a result, we have experienced a significant decrease in expenditures during the third quarter of 2023 compared to the first two quarters of 2023.

One of our key new revenue enhancement initiatives is to identify, through sequencing, high value cancer patients which possess specific mutations in donor Formalin-Fixed Paraffin-Embedded (“FFPE”) blocks. We have invested in active repetitive screening to create a virtual inventory of availability for our research customers in areas of high value. This initiative is extremely valuable, not only to our business, but we believe, for the entire industry. We have entered into contracts with qualified suppliers to provide specific high value FFPE blocks which, we believe, could result in significant revenue share options. The power of our supplier network makes this initiative possible and when paired with the search functionality of our proprietary iSpecimen Marketplace, it provides an easier solution than what currently exists in our industry. We formally launched this initiative towards the end of the third quarter of 2023 and have recognized a modest level of revenue for this quarter. We now have opportunities and purchase orders, most of which are expected to be fulfilled in the fourth quarter of 2023. We own the data generated from sequencing of the FFPE blocks, and we are now creating a database of research content of our specific high value sequenced data that, we believe, will generate additional reiterative revenue by selling to researchers access to the database.

Our iSpecimen Marketplace Onsite Program, which offers additional support to our biospecimen supplier partners, is underway and we have begun to appoint iSpecimen Marketplace Onsite coordinators, whose responsibility is to field all requests made by the supplier partner and submit proposals on behalf of the supplier partner, resulting in the acceleration of fulfillment with streamlined sample-related management and reduced strain on existing supplier staff and product pipelines.

During 2023, we have had ongoing operational process improvement activities to increase collaboration within and between other departments. In the second quarter of 2023, we moved to a line of business structure which has increased efficiency in our operations and throughout the Company. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order. We completed the implementation of a next day quote system this quarter and we have already started to see positive results, as evidenced by increased conversion ratios of quotes to purchase orders which has contributed to the increased revenue results for the third quarter of 2023.

Ms. Curley has also reviewed our technology roadmap and during the first half of 2023 greenlighted projects to accelerate development timelines. We are committed to investing in and developing our technology. During the nine months ended September 30, 2023, we capitalized approximately $3,501,000 of internally developed software costs with plans to invest at significantly lower levels for the remainder of the year. These investments have already resulted in meaningful progress which includes an updated search functionality, improved user interface, increased automation, and an enhanced matchmaking function of the iSpecimen Marketplace platform. We anticipate that these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future.

In 2023, while still onboarding new suppliers, we have shifted to the quality of our network. We have established business criteria that focus on supplier capabilities and revenue growth strategies as well as technology criteria for integrating onto our iSpecimen Marketplace platform and participating with us. We have been reengaging our suppliers in a more meaningful manner which assisted us in the implementation of our next day quote system. We now have a key supplier program whereby we proactively engage with the suppliers to promote our business through marketing campaigns and supplier organizations’ offerings.

Market Conditions

In order to address a downturn in the industry that impacted our financial results during the three months ended June 30, 2023, we revised our sales approach as detailed below, which we believe, has put us in a better position, to obtain favorable results faster for the remainder of 2023 and also recognize revenue more in line with historical levels. The majority of our customers are economically impacted by the availability of funding. We believe that the reduction in revenue in the second quarter was a result of the potential of a global economic slowdown at the end of the first quarter and that uncertainty negatively impacted on the equity markets for our industry. These economic challenges negatively impacted spending by our customers, having a direct effect on our revenue results for the second quarter of 2023. Specifically, in the second quarter of 2023, we experienced a substantial decline in the receipt of purchase orders from our customers. Due to this decline in purchase orders from customers, we also experienced a lower backlog of purchase orders compared to prior quarters. This adversely impacted on our ability to fulfill orders and generated lower levels of revenue in the second quarter of 2023 and the first half of the third quarter of 2023. However, revenue in the third quarter of 2023 increased $1.2 million, or 71% sequentially, from $1.6 million in the second quarter of 2023 due to our efforts to address this issue.

During the second quarter of 2023, we focused on launching several new initiatives with the express purpose of increasing our success rates for converting quotes to secured purchase orders, with the goal of reinstating our fulfillment of orders to the levels achieved in quarters prior to the second quarter of 2023. By the third quarter of 2023, we began to see the results of those efforts as evidenced by an increase in the level of our backlog compared to the beginning of the second quarter of 2023, as well as a significant increase in revenue in the third quarter of 2023 compared to the second quarter of 2023. Based on the results in the third quarter of 2023, we believe that this downturn in revenue for the second quarter of 2023 represented a temporary downturn and that we have taken the required actions to address these issues which, we believe, will allow us to achieve better results for the remainder of 2023 and beyond.

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

Technology

Technology costs include consulting fees and payroll and related expenses for employees involved in the development and implementation of our technology, software license and system maintenance fees, outsourced data center costs, data management costs, depreciation and amortization, and other expenses necessary to support technology initiatives. Collectively, these costs reflect the efforts we make to offer a wide variety of products and services to our customers. Technology and data costs are generally expensed as incurred.

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

Financial Operations Overview and Analysis for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Revenue	$2,777,751	$2,583,412	$194,339	8%
Operating expenses:
Cost of revenue	1,392,534	1,181,562	210,972	18%
Technology	921,580	752,704	168,876	22%
Sales and marketing	897,433	832,625	64,808	8%
Supply development	186,176	166,058	20,118	12%
Fulfillment	471,735	516,637	(44,902)	(9)%
General and administrative	1,102,373	2,234,885	(1,132,512)	(51)%
Total operating expenses	4,971,831	5,684,471	(712,640)	(13)%
Loss from operations	(2,194,080)	(3,101,059)	906,979	29%
Other income (expense), net
Interest expense	(4,465)	(58,591)	54,126	92%
Interest income	67,362	60,812	6,550	11%
Other income, net	20,082	3,148	16,934	538%
Total other income (expense), net	82,979	5,369	77,610	1,446%
Net loss	$(2,111,101)	$(3,095,690)	984,589	32%

Revenue

Revenue increased by approximately $194,000, or 8%, from approximately $2,584,000 for the three months ended September 30, 2022 to approximately $2,778,000 for the three months ended September 30, 2023. This was primarily due to an increase of 527, or 11%, in specimen count from 4,840 specimens in the three months ended September 30, 2022 to 5,367 specimens in the three months ended September 30, 2023. The effect of the increase in specimen count was partially offset by a change in the specimen mix which caused the average selling price per specimen to decrease by $16, or 3%, from approximately $534 in the three months ended September 30, 2022 to $518 in the three months ended September 30, 2023.

Cost of Revenue

Cost of revenue increased by approximately $211,000, or 18%, from approximately $1,182,000 for the three months ended September 30, 2022 to approximately $1,393,000 for the three months ended September 30, 2023, which was attributable to a $15, or 6%, increase in the average cost per specimen and an 11% increase in the number of specimens accessioned for the current period compared to the same period in the prior year.

Technology

Technology expenses increased by approximately $169,000, or 22%, from approximately $753,000 for the three months ended September 30, 2022 to approximately $922,000 for the three months ended September 30, 2023. The increase was related to increases in amortization of internally developed software of approximately $202,000 and professional fees unrelated to internally developed software of approximately $94,000, which were partially offset by decreases in headcount and payroll and related expenses of approximately $126,000 and in general and administrative expenses of approximately $1,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $65,000, or 8%, from approximately $833,000 for the three months ended September 30, 2022 to approximately $898,000 for the three months ended September 30, 2023. The increase was attributable to increases in professional fees of approximately $123,000 and payroll and related expenses of approximately $112,000 due to hiring more sales personnel, which were partially offset by decreases in external marketing expenses of approximately $169,000 and travel expenses of approximately $2,000.

Supply Development

Supply development expenses increased by approximately $20,000, or 12%, from approximately $166,000 for the three months ended September 30, 2022 to approximately $186,000 for the three months ended September 30, 2023. The increase was primarily attributable to increases in professional fees of approximately $16,000, and payroll and related expenses of approximately $6,000, which were partially offset by a decrease in travel expenses of approximately $2,000.

Fulfillment

Fulfillment costs decreased by approximately $45,000, or 9%, from approximately $517,000 for the three months ended September 30, 2022 to approximately $472,000 for the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $158,000 for personnel engaged in pre-sales feasibility assessments and post-sales fulfillment activities, which was partially offset by increases in professional fees of approximately $106,000 and travel expenses of $7,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1,133,000, or 51%, from approximately $2,235,000 for the three months ended September 30, 2022 to approximately $1,102,000 for the three months ended September 30, 2023. The decrease was attributable to decreases in payroll and related expenses of approximately $606,000, taxes and insurance of approximately $300,000, professional fees of approximately $126,000, bad debt expense of approximately $90,000, and utilities and facilities of approximately $36,000, which were partially offset by increases in depreciation and amortization expenses of approximately $19,000 and other general operating expenses of approximately $6,000.

Other Income (Expense), Net

Other income (expense), net, increased by approximately $78,000, or 1,446%, from approximately $5,000 of other income, net for the three months ended September 30, 2022 to approximately $83,000 of other income, net, for the three months ended September 30, 2023. The increase in other income (expense), net, was attributable to increases in interest income of approximately $7,000, a decrease in interest expense of approximately $54,000, and an increase in other income of approximately $17,000.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30		Change
	2023	2022	Dollars	Percentage
Revenue	$7,353,090	$7,440,760	$(87,670)	(1)%
Operating expenses:
Cost of revenue	3,393,079	3,347,392	45,687	1%
Technology	2,599,086	1,915,877	683,209	36%
Sales and marketing	2,972,757	2,530,619	442,138	17%
Supply development	801,038	590,508	210,530	36%
Fulfillment	1,363,427	1,480,425	(116,998)	(8)%
General and administrative	4,522,028	5,620,393	(1,098,365)	(20)%
Total operating expenses	15,651,415	15,485,214	166,201	1%
Loss from operations	(8,298,325)	(8,044,454)	(253,871)	(3)%
Other income (expense), net
Interest expense	(11,535)	(138,912)	127,377	92%
Interest income	292,506	87,347	205,159	235%
Other income (expense), net	(9,173)	9,778	(18,951)	(194)%
Total other income (expense), net	271,798	(41,787)	313,585	750%
Net loss	$(8,026,527)	$(8,086,241)	59,714	1%

Revenue

Revenue decreased by approximately $88,000, or 1%, from approximately $7,441,000 for the nine months ended September 30, 2022 to approximately $7,353,000 for the nine months ended September 30, 2023. This was primarily due to a decrease in average selling price per specimen of $50, or 11%, from approximately $444 in the nine months ended September 30, 2022 to $394 in the nine months ended September 30, 2023. The decrease in average selling price per specimen was offset by an increase of 1,910, or 11%, in specimen count from 16,768 specimens in the nine months ended September 30, 2022 to 18,678 specimens in the nine months ended September 30, 2023.

Cost of Revenue

Cost of revenue increased by approximately $46,000, or 1%, from approximately $3,347,000 for the nine months ended September 30, 2022 to approximately $3,393,000 for the nine months ended September 30, 2023, which was attributable to an 11% increase in the number of specimens accessioned during the nine months ended September 30, 2023 over the same period in the prior year, which was offset by an $18, or 9%, decrease in the average cost per specimen impacted by the specimen mix during the nine month period ended September 30, 2023 over the same period in 2022.

Technology

Technology expenses increased by approximately $683,000, or 36%, from approximately $1,916,000 for the nine months ended September 30, 2022 to approximately $2,599,000 for the nine months ended September 30, 2023. The period over period increase was related to increases in amortization of approximately $603,000, payroll and related expenses of approximately $52,000, and professional fees of approximately $33,000, which were partially offset by a decrease in general operating expense of approximately $5,000.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $442,000, or 17%, from approximately $2,531,000 for the nine months ended September 30, 2022 to approximately $2,973,000 for the nine months ended September 30, 2023. The period over period increase was primarily attributable to increases in payroll and related expenses of approximately $535,000, external marketing expense of approximately $271,000, and general operating expenses related to sales and marketing of approximately $17,000, which were partially offset by a decrease in advertising and promotions expense of approximately $381,000.

Supply Development

Supply development expenses increased approximately $211,000, or 36%, from approximately $590,000 for the nine months ended September 30, 2022 to approximately $801,000 for the nine months ended September 30, 2023. The period over period increase was primarily attributable to increases in professional fees of approximately $278,000 and general supply development expenses of approximately $3,000, which were partially offset by a decrease in payroll and related expenses of approximately $71,000.

Fulfillment

Fulfillment costs decreased approximately $117,000, or 8%, from approximately $1,480,000 for the nine months ended September 30, 2022 to approximately $1,363,000 for the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $243,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which was partially offset by increases in professional fees of approximately $102,000 and general operating expenses related to fulfillment of approximately $24,000.

General and Administrative Expenses

General and administrative expenses decreased approximately $1,098,000, or 20%, from approximately $5,620,000 for the nine months ended September 30, 2022 to approximately $4,522,000 for the nine months ended September 30, 2023. The period over period decrease was attributable to decreases in compensation costs of approximately $791,000, taxes and insurance of approximately $227,000, bad debt expense of approximately $98,000, utilities and facilities of approximately $40,000, and general operating expenses of approximately $28,000, which were partially offset by an increase in depreciation and amortization of approximately $86,000.

Other Income (Expense), net

Other income (expense), net, increased by approximately $314,000, or 750%, from approximately $42,000 of other expense, net for the nine months ended September 30, 2022 to approximately $272,000 of other income, net, for the nine months ended September 30, 2023. The increase in other income (expense), net, was attributable to increases in interest income of approximately $205,000, and a decrease in interest expense of approximately $127,000, offset by an increase in other expense of approximately $19,000.

Liquidity and Capital Resources

			Change
	September 30, 2023	December 31, 2022	Dollars	Percentage
Balance Sheet Data:
Cash and cash equivalents	$2,721,568	$15,308,710	$(12,587,142)	(82)%
Available-for-sale securities	2,940,967	—	2,940,967	100%
Working capital	5,609,469	15,394,634	(9,785,165)	(64)%
Total assets	16,295,096	24,617,653	(8,322,557)	(34)%
Total stockholders' equity	12,705,720	20,309,170	(7,603,450)	(37)%

	Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(6,152,691)	$(5,610,366)	$(542,325)	(10)%
Net cash flows used in investing activities	(6,505,340)	(1,549,281)	(4,956,059)	(320)%
Net cash flows provided by financing activities	70,889	78,387	(7,498)	(10)%
Net decrease in cash and cash equivalents	$(12,587,142)	$(7,081,260)	$(5,505,882)

Since inception, we have relied upon raising capital to finance our operations. In the nine months ended September 30, 2023, we invested approximately $3.5 million of cash in further developing our iSpecimen Marketplace technology with plans to invest at a lower level for the remainder of the year. We intend to continue to use our existing cash to grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

We have had recurring losses since inception. As of  September 30, 2023, we had working capital of approximately $5,600,000, an accumulated deficit of $56,291,851, cash and cash equivalents and short-term investments of $5,662,535 and accounts payable and accrued expenses of $3,308,124. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. Throughout the year and primarily on September 6, 2023, we executed a reduction in workforce, resulting in an estimated reduction in monthly compensation costs of 29% and additional expenditures reductions estimated to be over 50% of monthly expenditures for the remainder of the year, after streamlining operations and rationalizing resources to focus on key market opportunities. We plan to add additional customers and suppliers to increase and add additional revenues through our new revenue enhancement projects as well as to reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. We may also seek to fund our operations through public equity or debt financing, as well as other sources, but we have not currently identified any specific source of financing. However, we may be unsuccessful in increasing our revenues from our new enhancement project or contain our operating expenses, or we may be unable to raise additional capital on commercially favorable terms. Our failure to generate additional revenues or contain operating costs would have a negative impact on our business, results of operations and financial condition and our ability to continue as a going concern. If we do not generate enough revenue to provide an adequate level of working capital, our business plan will be scaled down further.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Quarterly Report. Management’s plan to mitigate the conditions that raise substantial doubt includes generating additional revenues through its revenue enhancement projects, deferring certain projects and capital expenditures and eliminating certain future operating expenses for us to continue as a going concern. However, there can be no assurance that we will be successful in completing any of these options. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

Cash Flows

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $6,153,000, which consisted of a net loss of approximately $8,027,000 offset by non-cash charges of approximately $1,982,000, which included $1,435,565 related to amortization of internally developed software and other non-current assets, $351,547 in stock-based compensation, $243,053 in bad debt expense, $99,125 related to depreciation and amortization of property and equipment, which were offset by $147,170 of accretion of discount on available-for-sale securities. Total changes in assets and liabilities of approximately $108,000 were attributable to a $503,278 decrease in accrued expenses, a $350,781 increase in accounts receivable, a $178,899 decrease in accounts payable, a $85,425 decrease in deferred revenue, a $49,113 increase in right-of-use asset, and a $20,179 increase in prepaid expenses and other current assets, offset by a $902,355 decrease in accounts receivables-unbilled, a $128,541 decrease in tax credit receivable, and a $48,495 increase in operating lease liability.

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $5,610,000, which consisted of a net loss of approximately $8,086,000 offset by non-cash charges of approximately $1,829,000, which included $825,804 related to amortization of internally developed software, $633,475 in stock-based compensation, $340,858 in bad debt expense, $13,587 related to depreciation and amortization of property and equipment, $9,207 of amortization of debt issuance costs on the Term Loan, and $6,250 of proceeds from issuance of common stock in exchange for services. Total changes in assets and liabilities of approximately $647,000 were attributable to a $876,779 decrease in accounts receivable-unbilled, a $427,798 decrease in accounts receivable, and a $135,057 increase in accounts payable, offset by a $654,745 decrease in deferred revenue, a $124,240 decrease in accrued expenses, and a $14,520 increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was approximately $6,505,000 and $1,549,000 for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities for the nine months ended September 30, 2023 consisted of $10,143,156 of purchases of available-for-sale securities, $3,692,706 of capitalization of internally developed software and other non-current assets, and $19,478 of purchases of property and equipment, which were offset by $7,350,000 of proceeds from sale and maturities of available-for-sale securities. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $1,549,281 of capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities was approximately $71,000 and $78,000 for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of $70,889 received from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of $78,387 received from the exercise of stock options.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation, except for an increase in our shipping costs. Shipping costs increased approximately $126,000, or 36%, from approximately $352,000 to $478,000 period over period during the nine months ended September 30, 2023. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the nine months ended September 30, 2023.

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

Non-GAAP Financial Measure

To supplement our unaudited condensed financial statements, which are prepared and presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we use adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), a non-GAAP financial measure, to understand and evaluate our core operating performance. This non-GAAP financial measure, which may be different than similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

We define our non-GAAP financial measure of Adjusted EBITDA as net loss, excluding income tax benefit, depreciation and amortization, non-cash impact of severance accruals, stock-based compensation expense and interest expense.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA compared to net loss, the closest comparable GAAP measure. Some of these limitations are that:

➢Adjusted EBITDA excludes certain recurring, non-cash charges such as accrued severance, depreciation of leasehold improvements, property and equipment, amortization of amortization of internally developed software and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
➢Adjusted EBITDA excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, significant recurring expenses in our business and an important part of our compensation strategy; and

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,111,101)	$(3,095,690)	$(8,026,527)	$(8,086,241)
Depreciation and amortization	524,135	293,920	1,534,690	839,391
Accrued severance costs	15,160	350,000	15,160	350,000
Stock-based compensation	106,293	219,936	351,547	633,475
Interest expense	4,465	58,591	11,535	138,912
Adjusted EBITDA	$(1,461,048)	$(2,173,243)	$(6,113,595)	$(6,124,463)

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Amendment No. 1 to the Company’s Annual Report on the Form 10-K/A for the year ended December 31, 2022. There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the following material weakness in internal control over financial reporting:

●	The Company did not design and maintain adequate controls to maintain appropriate documentation for the tax exempt status of its customers, calculate and collect sales tax at point of sale, and subsequently report and remit in a timely manner to the relevant tax jurisdictions sales tax obligations.

Notwithstanding the existence of the material weakness described above, management believes that the unaudited condensed financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with GAAP.

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

The Company began implementing the remediation plan during the second quarter of fiscal year 2023 and this remediation is ongoing as of the filing date of this Quarterly Report. The following remedial measures are designed to address the material weakness and to continue to improve our internal control over financial reporting.

●	We have engaged external tax advisors to complement internal resources and efforts and provide support in assessing the appropriate sales tax treatment associated with the Company’s products for all prior years in which the Company had generated revenue.

●	We have begun obtaining sales tax exemption letters, representation letters or proof of payments of compensating use tax from our customers and we have started a collection effort of these sales taxes from certain customers who have notified the Company that they do not have a sales tax exemption letter.

●	We have begun implementing a sales tax software platform solution for the calculation, communication, collection, and remittance of sales tax for all non-exempt future sales, and assisting with the collection and tracking of Voluntary Disclosure Agreements received from states where a potential sales tax liability may exist.

●	We have begun designing and implementing enhanced policies, procedures and controls related to the calculation, communication, collection, and remittance of sales tax to relevant jurisdictions.

●	We have begun training appropriate personnel in the effective design and execution of our enhanced policies, procedures, and controls, including the importance of the ongoing, consistent effective execution of such procedures and controls.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In the second quarter of 2023, the Company engaged external tax consultant advisors to complement internal resources and efforts to provide support in assessing the Company’s tax liability associated with products for all prior years in which the Company had generated revenue, to assist with the collection and tracking of Voluntary Disclosure Agreements (“VDAs”) where a potential sales tax liability may exist and to assist with the implementation of a sales tax software platform solution for the calculation, communication, collection, and remittance of sales tax for all non-exempt future sales. From the Company’s inception through present, the Company now believes it is probable that a sales tax liability existed for certain of its sales of products to certain of its customers; however, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. Currently, the Company does not have sufficient information to reasonably estimate the minimum or maximum amount of the sales tax liability as of the date of this Quarterly Report. However, the Company has collected approximately $246,000 from certain customers related to sales taxes due. This known sales tax liability represents its current best estimate as to a minimum, and an offsetting recovery as these funds have been collected from customers. The Company will record additional liability when the total amount of the liability becomes reasonably estimable. The Company is also in the process of identifying where there may be a need to file VDAs with relevant taxing jurisdictions regarding its failure to collect and remit sales tax obligations.

We also may identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, and we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. We cannot assure you that additional material weaknesses will not exist or otherwise be discovered, any of which could adversely affect our reputation, financial condition and results of operations.

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

iSpecimen Inc.

Date: November 2, 2023	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)