Form 10-Q
period 2024-03-31
iSpecimen Inc.
filed 2024-05-07
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 3, 2024, there were 9,978,958 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,089,891	$2,343,666
Available-for-sale securities	466,493	2,661,932
Accounts receivable – unbilled	1,978,144	2,212,538
Accounts receivable, net of allowance for doubtful accounts of $718,821 and $520,897 at March 31, 2024 and December 31, 2023, respectively	437,424	728,388
Prepaid expenses and other current assets	313,999	292,079
Total current assets	5,285,951	8,238,603
Property and equipment, net	120,873	127,787
Internally developed software, net	6,065,770	6,323,034
Other intangible assets, net	860,366	908,255
Operating lease right-of-use asset	153,340	193,857
Security deposits	27,601	27,601
Total assets	$12,513,901	$15,819,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,560,474	$3,925,438
Accrued expenses	1,710,815	1,540,607
Operating lease current obligation	156,703	167,114
Deferred revenue	272,681	415,771
Total current liabilities	5,700,673	6,048,930
Operating lease long-term obligation	—	29,130
Total liabilities	5,700,673	6,078,060

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 9,501,112 issued and 9,470,112 outstanding at March 31, 2024 and 9,114,371 issued and 9,083,371 outstanding at December 31, 2023	947	908
Additional paid-in capital	69,079,341	69,104,313
Treasury stock, 31,000 shares at March 31, 2024 and December 31, 2023, at cost	(172)	(172)
Accumulated other comprehensive income	41	840
Accumulated deficit	(62,266,929)	(59,364,812)
Total stockholders’ equity	6,813,228	9,741,077
Total liabilities and stockholders’ equity	$12,513,901	$15,819,137

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$2,289,993	$2,950,197
Operating expenses:
Cost of revenue	1,000,006	1,146,912
Technology	911,967	834,407
Sales and marketing	665,941	962,169
Supply development	197,839	275,246
Fulfillment	410,854	455,531
General and administrative	2,103,906	1,818,355
Total operating expenses	5,290,513	5,492,620

Loss from operations	(3,000,520)	(2,542,423)

Other income, net
Interest expense	(4,465)	(3,535)
Interest income	30,498	114,263
Other income (expense), net	72,370	(117)
Total other income, net	98,403	110,611

Net loss	$(2,902,117)	$(2,431,812)

Other comprehensive income (loss):
Net loss	$(2,902,117)	$(2,431,812)
Unrealized gain (loss) on available-for-sale securities	(799)	18,843
Total other comprehensive income (loss)	(799)	18,843
Comprehensive loss	$(2,902,916)	$(2,412,969)

Net loss per share - basic and diluted	$(0.32)	$(0.27)

Weighted average shares of common stock outstanding - basic and diluted	9,132,460	8,980,898

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2024
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	9,083,371	$908	31,000	$(172)	$69,104,313	$840	$(59,364,812)	$9,741,077
Stock-based compensation expense	—	—	—	—	45,871	—	—	45,871
Vesting of restricted stock	8,771	1	—	—	48,053	—	—	48,054
Repurchase of common stock purchase warrants exercisable under PIPE Warrants	—	—	—	—	(52,500)	—	—	(52,500)
Issuance of common stock in connection with At the Market Offering Agreement	377,970	38	—	—	138,449	—	—	138,487
Offering costs in connection with At the Market Offering Agreement	—	—	—	—	(204,845)	—	—	(204,845)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	—	—	(2,902,117)	(2,902,117)
Balance at March 31, 2024	9,470,112	$947	31,000	$(172)	$69,079,341	$41	$(62,266,929)	$6,813,228

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2023
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	8,925,808	$892	31,000	$(172)	$68,573,774	$—	$(48,265,324)	$20,309,170
Stock-based compensation expense	—	—	—	—	54,608	—	—	54,608
Vesting of restricted stock	28,776	3	—	—	65,946	—	—	65,949
Issuance of common stock through exercise of stock options	67,736	7	—	—	67,729	—	—	67,736
Unrealized gain on available-for-sale securities	—	—	—	—	—	18,843	—	18,843
Net loss	—	—	—	—	—	—	(2,431,812)	(2,431,812)
Balance at March 31, 2023	9,022,320	$902	31,000	$(172)	$68,762,057	$18,843	$(50,697,136)	$18,084,494

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,902,117)	$(2,431,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	93,925	120,557
Amortization of internally developed software	532,750	433,326
Amortization of other intangible assets	47,889	—
Depreciation of property and equipment	16,050	38,589
Bad debt expense	197,924	152,790
Non-cash interest income related to accretion of discount on available-for-sale securities	(27,428)	—
Change in operating assets and liabilities:
Accounts receivable – unbilled	234,394	743,349
Accounts receivable	93,040	(1,560,707)
Prepaid expenses and other current assets	(21,920)	(12,466)
Operating lease right-of-use asset	40,517	38,499
Tax credit receivable	—	106,204
Accounts payable	(364,964)	242,172
Accrued expenses	170,208	(622,926)
Operating lease liability	(39,541)	(38,472)
Deferred revenue	(143,090)	(34,680)
Net cash used in operating activities	(2,072,363)	(2,825,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(275,486)	(1,539,546)
Purchase of property and equipment	(9,136)	(8,030)
Purchase of available-for-sale securities	(460,932)	(7,240,639)
Proceeds from maturities of available-for-sale securities	2,683,000	—
Net cash provided by (used in) investing activities	1,937,446	(8,788,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	67,736
Proceeds from issuance of common stock in connection with At the Market Offering Agreement	138,487	—
Payment of offering costs in connection with the issuance of common stock in connection with At the Market Offering Agreement	(204,845)	—
Repurchase of common stock purchase warrants exercisable under PIPE warrants	(52,500)	—
Net cash provided by (used in) financing activities	(118,858)	67,736

Net decreases in cash and cash equivalents	(253,775)	(11,546,056)
Cash and cash equivalents at beginning of period	2,343,666	15,308,710
Cash and cash equivalents at end of period	$2,089,891	$3,762,654

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,465	$3,535
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs included in accounts payable and accrued expenses	$73,908	$—

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

1.NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business

iSpecimen Inc. (“iSpecimen” or the “Company”) was incorporated in 2009 under the laws of the state of Delaware. The Company has developed and launched a proprietary online marketplace platform that connects medical researchers who need access to subjects, samples, and data, with hospitals, laboratories, and other organizations who have access to them. iSpecimen is a technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biofluids, tissues, and living cells (“biospecimens”) for their research, with biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. The Company’s proprietary platform, the iSpecimen Marketplace platform, was designed to solve this problem and transform the biospecimen procurement process to accelerate medical discovery. The Company is headquartered in Lexington, Massachusetts and its principal market is North America. The Company operates as one operating and reporting segment.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of March 31, 2024, the Company had negative working capital of $414,722, an accumulated deficit of $62,266,929, cash and cash equivalents and short-term investments of $2,556,384, and accounts payable and accrued expenses of $5,271,289. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. The Company has initiated efforts to decrease its capital and operational expenditures by cutting costs and right sizing the Company through reductions in workforce. During the year ended December 31, 2023 and the first quarter of 2024, the Company executed reductions in workforce, resulting in an estimated reduction in monthly compensation costs of approximately 41% and technology costs of approximately 66% in the three months ended March 31, 2024, after streamlining operations and rationalizing resources to focus on key market opportunities. In addition, the Company plans to add additional customers and suppliers to increase and add additional revenues through its new revenue enhancement projects as well as to reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. The Company may also seek to fund its operations through public equity or debt financing, as well as other sources.

On March 5, 2024, the Company put in place an At the Market Offering Agreement (the “ATM Agreement”) which may allow the Company to issue and sell shares of its common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent (as defined below under Note 9). During the three months ended March 31, 2024, the Company sold 337,970 shares of common stock for gross proceeds of approximately $138,000 under the ATM Agreement. The Company incurred offering costs of approximately $205,000 resulting in a net cost of approximately $67,000.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on the levels of spending by its customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect the Company’s business and financial condition. The Company increased its allowance for doubtful accounts in accounts receivables by $197,924 during the three months ended March 31, 2024 due to certain boutique life sciences customers either lacking liquidity or having filed for bankruptcy. The Company has enhanced procedures related to its credit check process for new and existing customers to mitigate the risk to future collectability of receivables.

Changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may result in a reduction in researchers’ demand for specimens due to the research organization’s inability to obtain funding.

To further address the current market conditions, the Company has taken steps, that include, but are not limited to, reevaluating its pricing in order to be more competitive, creating campaigns to highlight and fast-track high demand items, enhancing internal team communications to accelerate the sales cycle, moving to a new line of business structure organized by its internal categorization of biospecimen suppliers’ capabilities to increase efficiency in operations, implementation of next day quotes to increase conversion ratios of quotes to purchase orders, and initiation of efforts to decrease expenditures through reductions in workforce.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

economics or specimen collection rates, and this also impacted the Company’s margins. Additionally, key resources were diverted from operations to resolving the re-fulfillment issues caused by the conflict.

As of March 31, 2024, the Company’s supply sites in Russia that had not been under sanctions were accessible and the Company’s supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company’s policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the filing date of the Company’s Quarterly Report on Form 10-Q in which these unaudited condensed financial statements are included (the “Quarterly Report”). The imposition of more sanctions and countersanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes to these accounting policies during the three months ended March 31, 2024.

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

Investments

The Company’s investments are considered to be available-for-sale as defined under ASC 320, Investments – Debt Securities, and are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income. Purchases and sales of securities are reflected on a trade-date basis. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the statement of operations, and amortization of premiums and accretion of discounts on the U.S treasury bills are recorded in interest expense or income, respectively.

The Company continually monitors the difference between its cost basis and the estimated fair value of its investments. The Company’s accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when it determines that it is more likely than not that it will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Credit-related impairments on fixed maturity securities that the Company does not plan to sell, and for which it is not more likely than not to be required to sell, are recognized in net income. Any non-credit related impairment is recognized as a component of other comprehensive income. Factors considered in evaluating whether there is a decline in value include: the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; and the likelihood that it will be required to sell the investment.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of March 31, 2024 and December 31, 2023, respectively, because of their short-term nature. Available-for-sale securities are recorded at fair value and as level 1 investments.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Customers are generally given fourteen days from the receipt of specimens to inspect the specimens to ensure compliance with specifications set forth in the purchase order documentation. Customers are entitled to either receive replacement specimens or receive reimbursement of payments made for such specimens. The Company has a nominal history of returns for nonacceptance of specimens delivered. When this occurs, the Company gives the customer a credit for the returns. The Company has not recorded a returns allowance.

The following table summarizes the Company’s revenue for the three months ended March 31:

	2024	2023
Specimens - contracts with customers	$2,136,100	$2,712,376
Shipping and other	153,893	237,821
Revenue	$2,289,993	$2,950,197

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of March 31, 2024 and December 31, 2023, the Company had an allowance for doubtful accounts of $718,821 and $520,897, respectively.

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

Other Intangible Assets, Net

The Company procures data generated from sequencing of Formalin-Fixed Paraffin-Embedded (“FFPE”) blocks from a third-party sequencer which the Company licenses to its customers with the sale of FFPE blocks at an additional cost. The sequenced data is also organized to form a database of research content that is available for sale through a subscription model. The Company has determined that the sequenced data is an intangible asset and capitalizes the cost to procure the sequenced data. The sequenced data is amortized to

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

cost of revenue over an estimated useful life of five years on a straight-line basis. The costs paid to the third-party sequencer are the only costs capitalized and all other related costs are expensed to operations as incurred.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.

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

The fair value of the Company’s common stock is equal to the closing price on the specified grant date.

Restricted Stock Units (“RSUs”)

The Company recognizes stock-based compensation expense from RSUs ratably over the specified vesting period. The fair value of RSUs is determined to be the closing share price of the Company’s common stock on the grant date.

Common Stock Warrants

The Company accounts for common stock warrants as either equity instruments or liabilities, depending on the specific terms of the warrant agreement. The warrants shall be classified as a liability if 1) the underlying shares are classified as liabilities or 2) the entity can be required under any circumstances to settle the warrant by transferring cash or other assets. The measurement of equity-classified non-employee stock-based payments is generally fixed on the grant date and are considered compensatory. For additional discussion on warrants, see Note 9.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

outstanding for the period, determined using the treasury-stock method. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of March 31:

	2024	2023
Shares issuable upon vesting of RSUs	96,788	216,058
Shares issuable upon exercise of stock options	350,062	330,788
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	—	1,312,500
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	12,500	12,500
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	90,000	90,000

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this new standard as of January 1, 2023. ASU 2016-13 did not have a material impact on the Company’s unaudited condensed financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted this new standard as of January 1, 2024. ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements.

3.AVAILABLE-FOR-SALE SECURITIES

The Company purchased U.S. Treasury bills during the three months ended March 31, 2024 and has classified them as available-for-sale securities. The amortized cost, gross unrealized gains and losses, and fair value for available-for-sale securities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$466,452	$37,249	$(37,208)	$466,493
Total Available-for-sale securities	$466,452	$37,249	$(37,208)	$466,493

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$2,661,092	$36,138	$(35,298)	$2,661,932
Total Available-for-sale securities	$2,661,092	$36,138	$(35,298)	$2,661,932

The Company recorded $680 of realized losses in the three months ended March 31, 2024. The Company did not have any realized gains or losses in the three months ended March 31, 2023. Maturities of the U.S. Treasury bills are all due within the current fiscal year. Marketable securities in an unrealized loss position as of March 31, 2024 were not deemed impaired at acquisition and subsequent declines in fair value are not deemed attributed to declines in credit quality. The Company believes that it is more likely than not that it will receive a full recovery of par value on the securities, although there can be no assurance that such recovery will occur.

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	March 31,	December 31,
	2024	2023
Website	$285,377	$285,377
Computer equipment and purchased software	105,173	96,037
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	68,471	68,471
Total property and equipment	581,654	572,518
Accumulated depreciation	(460,781)	(444,731)
Total property and equipment, net	$120,873	$127,787

Depreciation expense for property and equipment was $16,050 and $38,589 for the three months ended March 31, 2024 and 2023, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the three months ended March 31, 2024 and 2023, the Company capitalized $275,486 and $1,539,546, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $532,750 and $433,326 of amortization expense associated with capitalized internally developed software costs during the three months ended March 31, 2024 and 2023, respectively. Accumulated amortization associated with capitalized internally developed software costs as of March 31, 2024 and December 31, 2023 was $7,497,505 and $6,964,755, respectively.

6. OTHER INTANGIBLE ASSETS, NET

During the three months ended March 31, 2024, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company licenses to its customers, at an additional cost, the sequenced data associated with the sequenced FFPE blocks with the sale of said FFPE blocks. The sequenced data is also organized to form a database of research content that is available for sale to the Company’s customers through a subscription model. The Company recognized $47,889 of amortization expense associated with the capitalized sequenced data during the three months ended March 31, 2024. No amortization

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

expense was recognized during the three months ended March 31, 2023 as the Company had not commenced the sequencing of FFPE blocks at this time.

7. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets to be measured at fair value on a recurring basis and their respective classification within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	Fair Value at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$466,493	$466,493	$—	$—
Total Assets	$466,493	$466,493	$—	$—

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$2,661,932	$2,661,932	$—	$—
Total Assets	$2,661,932	$2,661,932	$—	$—

As of March 31, 2024 and December 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

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

There was no sublease rental income for the three months ended March 31, 2024, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the three months ended March 31, 2024:

Operating lease expense	$43,251
Short-term lease expense	—
Total lease cost	$43,251

Lease Position as of March 31, 2024

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of March 31, 2024 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$153,340
Total lease assets	$153,340

Liabilities
Current liabilities:
Operating lease liability – current portion	$156,703
Non-current liabilities:
Operating lease liability – net of current portion	—
Total lease liability	$156,703

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of March 31, 2024:

Weighted average remaining lease term (in years) – operating lease	0.92
Weighted average discount rate – operating lease	5.96%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2024 (excluding the three months ended March 31, 2024)	$132,064
2025	29,348
Total future minimum lease payments	161,412
Less effect of discounting	(4,709)
Present value of future minimum lease payments	$156,703

Rent expense for the three months ended March 31, 2024 and 2023 amounted to $43,251 and $42,578, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Cash Flows

Supplemental cash flow information related to the operating lease for the three months ended March 31, 2024 was as follows:

Non-cash operating lease expense (operating cash flow)	$40,517
Change in operating lease liabilities (operating cash flow)	$(39,541)

Sales Tax Payable

The majority of the Company’s customers are researchers, universities, hospitals, and not-for-profit entities that were believed by the Company to have a sales and use tax exemption that generally excludes them from paying sales taxes. The main types of specimens the Company sells are blood, blood plasma, human tissue, human parts, and human bodily fluids and only a few of these products are typically not taxable in some states regardless of the buyer’s tax exemption status. The Company historically has not collected sales tax in states where it had sales. Had the Company contemporaneously collected and remitted sales tax for all customers and in all jurisdictions where it would have been required, there would have been no material impact on the Company’s unaudited condensed financial statements.

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

From the Company’s inception through the filing date of this Quarterly Report, the Company now believes that an obligation to collect and remit sales tax existed for certain of its sales of products to certain of its customers. The Company has analyzed its product sales, on an invoice-by-invoice and customer-by-customer basis, to determine which products are subject to sales tax in each jurisdiction, and determining which of its customers are exempt from sales tax, and which customers who were not exempt from sales tax have already paid compensating use tax to the appropriate jurisdiction. Part of this process includes requesting and obtaining exemption letters or representations from its customers or proof of payment of their compensating use tax. As the Company continues to make progress on this project, certain customers have notified the Company that they are not exempt from the payment of sales tax and have not remitted use tax and the Company has started to invoice such customers for past sales tax due.

As of March 31, 2024, the Company had accrued a sales tax liability of approximately $710,000 and the related interests and penalties of approximately $208,000 in accrued expenses on the balance sheet. The estimated liability represents the estimated tax liability for sales made to customers who have notified the Company that they are not exempt from sales taxes and customers who have not responded to the Company’s request to provide a sales exemption letter. As of March 31, 2024, the Company had recovered approximately $412,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company continues to pursue those non-responsive customers and expects over time that further exemption letters or representations will be received that will reduce the liability. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the three months ended March 31, 2024. The Company is in the process of commencing its VDA filings with relevant taxing jurisdictions regarding its noncompliance, during which it will remit its sales tax obligations.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2024, there was no material litigation against the Company.

9.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 shares are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors, be issued in one or more series.

Common Stock

On March 5, 2024, the Company entered into the ATM Agreement with Rodman & Renshaw LLC as agent (the “Sales Agent”) pursuant to which the Company may issue and sell shares of its common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent (the “ATM Offering”). The ATM Shares when issued will be registered pursuant to the Company’s “shelf” registration statement on Form S-3 (File No 333-265976), which became effective on July 12, 2022. The Company intends to sell the ATM Shares, from time to time, pursuant to the ATM Agreement, in transactions that are “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the three months ended March 31, 2024, the Company issued 337,970 shares of common stock for gross proceeds of approximately $138,000, under the ATM Agreement. The Company paid expenses of approximately $205,000 in connection with the ATM Offering, resulting in a net cost of approximately $67,000.

During the three months ended March 31, 2023, the Company issued 67,736 shares of common stock for cash exercises of options of $67,736. There were no options exercises during the three months ended March 31, 2024.

Warrants

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $10.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of March 31, 2024, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $10 per share and a remaining weighted average time to expiration of 2.21 years.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of March 31, 2024, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8 per share and a remaining weighted average time to expiration of 7.37 years.

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

On February 13, 2024, the Company entered into certain warrant repurchase and termination agreements with the holders of the PIPE Warrants to repurchase the PIPE Warrants for a purchase price equal to $0.04 multiplied by the number of shares of common stock issuable pursuant to such PIPE Warrants. In connection with such repurchases, all past, current and future obligations of the Company relating to the PIPE Warrants were released, discharged and are of no further force or effect.

A summary of total warrant activity during the three months ended March 31, 2024 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Warrants	Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2023	1,415,000	$12.77	3.47
Granted	—	—	—
Exercised	—	—	—
Repurchased	(1,312,500)	—	—
Balance at March 31, 2024	102,500	$9.76	2.84

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

During the three months ended March 31, 2024 and 2023, 80,340 and 118,247 equity awards were granted under the 2021 Plan, respectively. As of March 31, 2024, there were 1,320,028 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 1,713,570.

No equity awards were granted under the 2013 Plan during the three months ended March 31, 2024 and 2023. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

During the three months ended March 31, 2024 and 2023, the Company granted 80,340 and 117,500 stock options, respectively. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the three months ended March 31:

	2024	2023
Assumptions:
Risk-free interest rate	3.93% – 4.26%	3.85% – 3.94%
Expected term (in years)	0.78 – 4.00	0.99 – 4.00
Expected volatility	58.24% –58.71%	59.95% – 59.95%
Expected dividend yield	—	—

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2023	296,268	$2.17	8.53	$—
Granted	80,340	0.40	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(26,546)	1.18	—	—
Balance at March 31, 2024	350,062	$1.84	8.54	$—

Options exercisable at March 31, 2024	172,924	$2.52	7.89	$—

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the three months ended March 31, 2024. The aggregate intrinsic value of stock options exercised was $46,389 during the three months ended March 31, 2023.

The weighted average grant date fair value of stock options issued in the three months ended March 31, 2024 and 2023 was $0.12 and $0.49, respectively. The following table sets forth the recorded stock options compensation expense of the Company during the three months ended March 31:

Operating expenses:	2024	2023
Technology	$1,545	$2,631
Sales and marketing	496	875
Supply development	211	374
Fulfillment	869	644
General and administrative	16,319	28,540
Total stock options expense	$19,440	$33,064

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

As of March 31, 2024 and 2023, a total of $93,582 and $220,687 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.23 and 2.29 years, respectively.

There were no stock options exercises during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company received proceeds of $67,736 from the exercise of stock options.

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2023	116,357	$5.67
Granted	—	—
Vested	(8,771)	5.55
Forfeited	(10,798)	4.85
Unvested Balance at March 31, 2024	96,788	$5.78

The Company recorded RSUs compensation expense during the three months ended March 31 as follows:

Operating expenses:	2024	2023
Technology	$26,943	$34,777
Sales and marketing	15,909	11,855
Supply development	225	—
Fulfillment	9,511	21,444
General and administrative	21,897	19,417
Total RSU expense	$74,485	$87,493

As of March 31, 2024 and 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $465,070 and $1,046,945, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.61 and 2.62 years, respectively.

11.INCOME TAXES

As of March 31, 2024 and December 31, 2023, the Company had federal net operating loss carryforwards of approximately $53,200,000 and $50,800,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $40,200,000 and $37,800,000, respectively, can be carried forward indefinitely. As of March 31, 2024 and December 31, 2023, the Company had state net operating loss carryforwards of approximately $32,300,000 and $31,100,000, respectively, that expire at various periods through 2043, respectively. As of March 31, 2024 and December 31, 2023, the Company had federal and state tax credits of approximately $2,110,700 and $2,058,300, respectively, available for future periods that expire at various periods through 2043. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The iSpecimen Marketplace is composed of four major functional areas: search, workflow, data, and administrative reporting. We continue to invest in the evolution of these areas to improve engagement with the platform and liquidity across it. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position our Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

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

Private Placement Offering

On December 1, 2021, we closed on a private placement offering (“PIPE”) for gross proceeds of approximately $21 million, before deducting approximately $1.4 million for underwriting discounts and commissions and estimated offering expenses, for (i) an aggregate of 1,749,999 shares of common stock and (ii) warrants, which are exercisable for an aggregate of up to 1,312,500 shares of common stock, all of which were repurchased by us on February 13, 2024, and are no longer outstanding.

At the Market Offering

On March 5, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC as agent (the “Sales Agent”) pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent (the “ATM Offering”). The ATM Shares, when issued, will be registered pursuant to our shelf registration statement on Form S-3 (File No 333-265976), which became effective on July 12, 2022. We intend to sell the ATM Shares, from time to time, pursuant to the ATM Agreement, in transactions that are “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the three months ended March 31, 2024, we issued 337,970 shares of common stock for gross proceeds of approximately $138,000 under the ATM Agreement. In connection with the ATM Offering, we incurred offering costs of approximately $205,000, resulting in a net cost of approximately $67,000.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $197,924 during the three months ended March 31, 2024 due to certain boutique life sciences customers either lacking liquidity or having filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in fiscal year 2023 to mitigate the risk to future collectability of receivables.

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

As of March 31, 2024, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Quarterly Report. The imposition of more sanctions and countersanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

Throughout the year ended December 31, 2023 and in the first quarter of 2024, we initiated efforts to decrease our capital and operation expenditures by cutting costs and right sizing the Company through reductions in our workforce while streamlining operations and rationalizing resources to focus on key market opportunities. As a result, we began to experience significant decreases in expenditures starting in the second half of 2023. The reductions in workforce resulted in an estimated reduction in compensation costs of approximately 41% and technology costs of approximately 66% in the quarter ended March 31, 2024, when compared to the quarter ended March 31, 2023.

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

Our iSpecimen Marketplace Onsite Program, which offers additional support to our biospecimen supplier partners, is underway and we have appointed iSpecimen Marketplace Onsite coordinators, whose responsibility is to field all requests made by the supplier partner and submit proposals on behalf of the supplier partner, resulting in the acceleration of fulfillment with streamlined sample-related management and reduced strain on existing supplier staff and product pipelines.

During the three months ended March 31, 2024, we have had ongoing operational process improvement activities to increase collaboration within and between departments. Beginning during the second quarter of 2023, we moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order. We completed the implementation of a next day quote system in the third quarter of 2023 and we have already started to see positive results, as evidenced by increased conversion ratios of quotes to purchase orders which contributed to the increased revenue results for the second half of 2023.

While we are committed to investing in and developing our technology, we plan to invest at a significantly lower level in 2024 when compared to 2023 while we focus on raising capital and growing our revenues through key market opportunities. During the three months ended March 31, 2024 and 2023, we capitalized approximately $275,000 and $1,540,000, respectively, of internally developed software costs. These investments have already resulted in meaningful progress which includes an updated search functionality, improved user interface, increased automation, and an enhanced matchmaking function of the iSpecimen Marketplace platform. We anticipate that these investments will increase revenue opportunities and result in operational efficiencies, positively impacting our liquidity, capital resources and results of operations in the future.

During the year ended December 31, 2023, while still onboarding new suppliers, we shifted to the quality of our network. We established business criteria that focus on supplier capabilities and revenue growth strategies as well as technology criteria for integrating onto our iSpecimen Marketplace platform and participating with us. We have been reengaging our suppliers in a more meaningful manner which assisted us in the implementation of our next day quote system. We now have a key supplier program whereby we proactively engage with the suppliers to promote our business through marketing campaigns and supplier organizations’ offerings.

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

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2024 and 2023 (Unaudited)

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Revenue	$2,289,993	$2,950,197	$(660,204)	(22)%
Operating expenses:
Cost of revenue	1,000,006	1,146,912	(146,906)	(13)%
Technology	911,967	834,407	77,560	9%
Sales and marketing	665,941	962,169	(296,228)	(31)%
Supply development	197,839	275,246	(77,407)	(28)%
Fulfillment	410,854	455,531	(44,677)	(10)%
General and administrative	2,103,906	1,818,355	285,551	16%
Total operating expenses	5,290,513	5,492,620	(202,107)	(4)%
Loss from operations	(3,000,520)	(2,542,423)	(458,097)	(18)%
Other income, net
Interest expense	(4,465)	(3,535)	(930)	(26)%
Interest income	30,498	114,263	(83,765)	(73)%
Other income (expense), net	72,370	(117)	72,487	61,955%
Total other income, net	98,403	110,611	(12,208)	(11)%
Net loss	$(2,902,117)	$(2,431,812)	(470,305)	(19)%

Revenue

Revenue decreased by approximately $660,000, or 22%, from approximately $2,950,000 for the three months ended March 31, 2023 to approximately $2,290,000 for the three months ended March 31, 2024. This was primarily due to a decrease of 3,388, or approximately 39%, in specimen count from 8,629 specimens in the three months ended March 31, 2023 to 5,241 specimens in the three months ended March 31, 2024. The effect of the decrease in specimen count was partially offset by a change in the specimen mix which caused the average selling price per specimen to increase by approximately $95, or 28%, from approximately $342 in the three months ended March 31, 2023 to approximately $437 in the three months ended March 31, 2024.

Cost of Revenue

Cost of revenue decreased by approximately $147,000, or 13%, from approximately $1,147,000 for the three months ended March 31, 2023 to approximately $1,000,000 for the three months ended March 31, 2024, which was attributable to an approximately 39% decrease in the number of specimens accessioned for the current period compared to the same period in the prior year, partially offset by an approximately $58, or 44%, increase in the average cost per specimen.

Technology

Technology expenses increased by approximately $78,000, or 9%, from approximately $834,000 for the three months ended March 31, 2023 to approximately $912,000 for the three months ended March 31, 2024. The increase was related to increases in amortization of internally developed software of approximately $99,000, professional fees of approximately $11,000, and general operating expenses of approximately $1,000, which were partially offset by decreases in headcount and payroll and related expenses of approximately $33,000.

Sales and Marketing Expenses

Sales and marketing expenses decreased by approximately $296,000, or 31%, from approximately $962,000 for the three months ended March 31, 2023 to approximately $666,000 for the three months ended March 31, 2024. The decrease was primarily attributable to decreases in payroll and related expenses of approximately $217,000, external marketing expense of approximately $95,000, and general operating expenses related to sales and marketing of approximately $20,000, which were partially offset by an increase in advertising and promotions expense of approximately $36,000.

Supply Development

Supply development expenses decreased by approximately $77,000, or 28%, from approximately $275,000 for the three months ended March 31, 2023 to approximately $198,000 for the three months ended March 31, 2024. The decrease was primarily attributable to decreases in payroll and related expenses of approximately $37,000, professional fees of approximately $31,000, and general supply development expenses of approximately $9,000.

Fulfillment

Fulfillment costs decreased by approximately $45,000, or 10%, from approximately $456,000 for the three months ended March 31, 2023 to approximately $411,000 for the three months ended March 31, 2024. The decrease was primarily attributable to decreases in professional fees of approximately $27,000, payroll and related expenses of approximately $10,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, and general operating expenses related to fulfillment of approximately $8,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $286,000, or 16%, from approximately $1,818,000 for the three months ended March 31, 2023 to approximately $2,104,000 for the three months ended March 31, 2024. The increase was attributable to increases in professional fees of approximately $329,000, taxes and insurance of approximately $267,000, and bad debt expense of approximately $45,000, which were partially offset by decreases in compensation costs of approximately $250,000, general operating expenses of approximately $78,000, depreciation and amortization of approximately $23,000, and utilities and facilities expenses of approximately $4,000.

Other Income, net

Other income, net, decreased by approximately $12,000, or 11%, from approximately $111,000 for the three months ended March 31, 2023 to approximately $98,000 for the three months ended March 31, 2024. The decrease in other income, net, was attributable to a decrease in interest income of approximately $84,000 and an increase in interest expense of approximately $1,000, partially offset by an increase in other income of approximately $72,000.

Liquidity and Capital Resources

			Change
	March 31, 2024	December 31, 2023	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$2,089,891	$2,343,666	$(253,775)	(11)%
Available-for-sale securities	466,493	2,661,932	(2,195,439)	(82)%
Working capital	(414,722)	2,189,673	(2,604,395)	(119)%
Total assets	12,513,901	15,819,137	(3,305,236)	(21)%
Total stockholders' equity	6,813,228	9,741,077	(2,927,849)	(30)%

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(2,072,363)	$(2,825,577)	$753,214	27%
Net cash flows provided by (used in) investing activities	1,937,446	(8,788,215)	10,725,661	122%
Net cash flows (used in) provided by financing activities	(118,858)	67,736	(186,594)	(275)%
Net decrease in cash and cash equivalents	$(253,775)	$(11,546,056)	$11,292,281

Capital Resources

We have had recurring losses since inception. As of March 31, 2024, our available cash and available-for-sale securities totaled approximately $2,556,000, which represented a decrease of approximately $2,450,000 from approximately $5,006,000, as of December 31, 2023. We had negative working capital of approximately $415,000, an accumulated deficit of approximately $62,267,000, cash and cash equivalents and short-term investments of approximately $2,556,000, and accounts payable and accrued expenses of approximately $5,271,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the year ended December 31, 2023 and the first quarter of 2024, we executed reductions in workforce, resulting in an estimated reduction in monthly compensation costs of approximately 41% in the three months ended March 31, 2024 when compared to the quarter ended March 31, 2023, after streamlining operations and rationalizing resources to focus on key market opportunities. We plan to add additional customers and suppliers to increase and add additional revenues through our new revenue enhancement projects as well as to reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. We may also seek to fund our operations through public equity or debt financing, as well as other sources.

On March 5, 2024, we put in place an ATM Agreement which may allow us to issue and sell shares of our common stock, having an aggregate offering price of up to $1,500,000, from time to time through the Sales Agent. During the three months ended March 31, 2024, we sold 337,970 shares of common stock for gross proceeds of approximately $138,000 under the ATM Agreement. We incurred offering costs of approximately $205,000 resulting in a net cost of approximately $67,000.

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

Cash Flows

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was approximately $2,072,000, which consisted of a net loss of approximately $2,902,000 offset by non-cash charges of approximately $861,000, which included approximately $533,000 related to amortization of internally developed software, approximately $198,000 in bad debt expense, approximately $94,000 in stock-based compensation, approximately $48,000 related to amortization of other intangible assets, and approximately $16,000 related to depreciation of property and equipment, which were offset by approximately $27,000 of accretion of discount on available-for-sale securities.

Total changes in assets and liabilities of approximately $31,000 were attributable to an approximately $365,000 decrease in accounts payable, an approximately $143,000 decrease in deferred revenue, an approximately $40,000 decrease in operating lease liability, and an approximately $22,000 increase in prepaid expenses and other current assets, offset by an approximately $234,000 decrease in accounts receivable-unbilled, an approximately $170,000 increase in accrued expenses, an approximately $93,000 decrease in accounts receivable, and an approximately $41,000 decrease in operating lease right-of-use asset.

For the three months ended March 31, 2023, net cash used in operating activities was approximately $2,826,000, which consisted of a net loss of approximately $2,432,000 offset by non-cash charges of approximately $745,000, which included approximately $433,000 related to amortization of internally developed software, approximately $153,000 in bad debt expense, approximately $121,000 in stock-based compensation, and approximately $39,000 related to depreciation of property and equipment.

Total changes in assets and liabilities of approximately $1,140,000 were attributable to an approximately $1,561,000 increase in accounts receivable, an approximately $623,000 decrease in accrued expenses, an approximately $38,000 decrease in operating lease liability, an approximately $35,000 decrease in deferred revenue, and an approximately $12,000 increase in prepaid expenses and other current assets, offset by an approximately $743,000 decrease in accounts receivable-unbilled, an approximately $242,000 increase in accounts payable, an approximately $106,000 decrease in tax credit receivable, and an approximately $39,000 decrease in operating lease right-of-use asset.

Investing Activities

Net cash provided by investing activities was approximately $1,937,000 for the three months ended March 31, 2024, which consisted of approximately $2,683,000 of proceeds from sales and maturities of available-for-sale securities, which were offset by approximately $461,000 of purchases of available-for-sale securities, approximately $275,000 of capitalization of internally developed software, and approximately $9,000 of purchase of property and equipment.

Net cash used in investing activities was approximately $8,788,000 for the three months ended March 31, 2023, which consisted of approximately $7,241,000 of purchase of available-for-sale securities, approximately $1,540,000 of capitalization of internally developed software, and approximately $8,000 of purchase of property and equipment.

Financing Activities

Net cash used in financing activities was approximately $119,000 for the three months ended March 31, 2024, which consisted of approximately $205,000 for the payment of offering costs in connection with the issuance of common stock in connection with the ATM Offering and approximately $53,000 for the repurchase of common stock exercisable under PIPE Warrants, offset by approximately $138,000 of proceeds received from the issuance of common stock in connection with the ATM Offering.

Net cash provided by financing activities was approximately $68,000 for the three months ended March 31, 2023, due to proceeds received from the exercise of stock options.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the three months ended March 31, 2024. However, there had been an increase in our shipping costs period over period during the three months ended March 31, 2024.

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

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March

31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the following material weakness in internal control over financial reporting:

●	The Company did not design and maintain adequate controls to maintain appropriate documentation for the tax-exempt status of its customers, calculate and collect sales tax at point of sale, and subsequently report and remit in a timely manner to the relevant tax jurisdictions sales tax obligations.

Notwithstanding the existence of the material weakness described above, management believes that the unaudited condensed financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with GAAP.

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

●	We have engaged external tax advisors to complement internal resources and efforts and provide support in assessing the appropriate sales tax treatment associated with the Company’s products for all prior years in which the Company had generated revenue.
●	We have begun obtaining sales tax exemption letters, representation letters or proof of payments of compensating use tax from our customers and we have started a collection effort of these sales taxes from certain customers who have notified the Company that they do not have a sales tax exemption letter.
●	We have begun implementing a sales tax software platform solution for the calculation, collection, and remittance of sales tax for all non-exempt future sales, and assisting with the collection and tracking of VDAs received from states where a potential sales tax liability may exist.
●	We have begun designing and implementing enhanced policies, procedures and controls related to the calculation, communication, collection, and remittance of sales tax to relevant jurisdictions.
●	We have begun training appropriate personnel in the effective design and execution of our enhanced policies, procedures, and controls, including the importance of the ongoing, consistent effective execution of such procedures and controls.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1

Form of Warrant Repurchase and Termination Agreements between the Company and certain Warrant Holders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2024)

10.2

At the Market Offering Agreement, dated March 5, 2024, between the Company and Rodman & Renshaw LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)

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

iSpecimen Inc.

Date: May 7, 2024	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)