Form 10-Q
period 2024-06-30
iSpecimen Inc.
filed 2024-08-06
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 2, 2024, there were 13,097,031 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,151,243	$2,343,666
Available-for-sale securities	—	2,661,932
Accounts receivable – unbilled	1,953,632	2,212,538
Accounts receivable, net of allowance for doubtful accounts of $700,862 and $520,897 at June 30, 2024 and December 31, 2023, respectively	892,814	728,388
Prepaid expenses and other current assets	237,564	292,079
Total current assets	5,235,253	8,238,603
Property and equipment, net	104,822	127,787
Internally developed software, net	5,695,166	6,323,034
Other intangible assets, net	812,478	908,255
Operating lease right-of-use asset	26,538	193,857
Security deposits	27,601	27,601
Total assets	$11,901,858	$15,819,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,205,371	$3,925,438
Accrued expenses	1,319,201	1,540,607
Operating lease current obligation	29,130	167,114
Deferred revenue	258,872	415,771
Total current liabilities	5,812,574	6,048,930
Operating lease long-term obligation	—	29,130
Total liabilities	5,812,574	6,078,060

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 13,126,770 issued and 13,095,770 outstanding at June 30, 2024 and 9,114,371 issued and 9,083,371 outstanding at December 31, 2023	1,309	908
Additional paid-in capital	70,464,100	69,104,313
Treasury stock, 31,000 shares, at cost	(172)	(172)
Accumulated other comprehensive income	—	840
Accumulated deficit	(64,375,953)	(59,364,812)
Total stockholders’ equity	6,089,284	9,741,077
Total liabilities and stockholders’ equity	$11,901,858	$15,819,137

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,863,679	$1,625,140	$5,153,672	$4,575,339
Operating expenses:
Cost of revenue	1,424,392	853,633	2,424,398	2,000,545
Technology	911,927	843,099	1,823,894	1,677,506
Sales and marketing	1,082,949	977,748	1,748,890	2,025,346
Supply development	137,511	291,360	335,350	614,862
Fulfillment	433,189	462,672	844,043	891,692
General and administrative	1,055,376	1,758,451	3,159,282	3,469,633
Total operating expenses	5,045,344	5,186,963	10,335,857	10,679,584

Loss from operations	(2,181,665)	(3,561,823)	(5,182,185)	(6,104,245)

Other income, net
Interest expense	(4,474)	(3,535)	(8,939)	(7,070)
Interest income	9,163	110,882	39,661	225,144
Other income (expense), net	67,952	(29,138)	140,322	(29,255)
Total other income, net	72,641	78,209	171,044	188,819

Net loss	$(2,109,024)	$(3,483,614)	$(5,011,141)	$(5,915,426)

Other comprehensive income (loss):
Net loss	$(2,109,024)	$(3,483,614)	$(5,011,141)	$(5,915,426)
Unrealized gain (loss) on available-for-sale securities	(41)	(18,155)	(840)	688
Total other comprehensive income (loss)	(41)	(18,155)	(840)	688
Comprehensive loss	$(2,109,065)	$(3,501,769)	$(5,011,981)	$(5,914,738)

Net loss per share - basic and diluted	$(0.19)	$(0.39)	$(0.49)	$(0.66)

Weighted average shares of common stock outstanding - basic and diluted	11,340,586	9,033,868	10,236,523	9,011,644

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30, 2024
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	9,083,371	$908	31,000	$(172)	$69,104,313	$840	$(59,364,812)	$9,741,077
Stock-based compensation expense	—	—	—	—	45,871	—	—	45,871
Vesting of restricted stock	8,771	1	—	—	48,053	—	—	48,054
Repurchase of common stock purchase warrants exercisable under PIPE Warrants	—	—	—	—	(52,500)	—	—	(52,500)
Issuance of common stock in connection with At the Market Offering Agreement	377,970	38	—	—	138,449	—	—	138,487
Offering costs in connection with At the Market Offering Agreement	—	—	—	—	(204,845)	—	—	(204,845)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	—	—	(2,902,117)	(2,902,117)
Balance at March 31, 2024	9,470,112	$947	31,000	$(172)	$69,079,341	$41	$(62,266,929)	$6,813,228
Stock-based compensation expense	—	—	—	—	34,834	—	—	34,834
Vesting of restricted stock	23,553	2	—	—	44,801	—	—	44,803
Issuance of common stock in connection with At The Market Offering Agreement	3,602,105	360	—	—	1,355,567	—	—	1,355,927
Offering costs in connection with At The Market Offering Agreement	—	—	—	—	(50,443)	—	—	(50,443)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(2,109,024)	(2,109,024)
Balance at June 30, 2024	13,095,770	$1,309	31,000	$(172)	$70,464,100	$—	$(64,375,953)	$6,089,284

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

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,011,141)	$(5,915,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	173,562	245,254
Amortization of internally developed software	1,075,555	934,829
Amortization of other intangible assets	95,777	—
Depreciation of property and equipment	32,101	75,726
Bad debt expense	204,510	261,610
Non-cash interest income related to accretion of discount on available-for-sale securities	(28,976)	(97,874)
Loss from sales of available-for-sale securities	680	—
Change in operating assets and liabilities:
Accounts receivable – unbilled	258,906	1,229,433
Accounts receivable	(368,936)	(122,540)
Prepaid expenses and other current assets	54,515	112,665
Operating lease right-of-use asset	81,640	77,577
Tax credit receivable	—	128,541
Accounts payable	279,933	(679,143)
Accrued expenses	(221,406)	(648,964)
Operating lease liability	(81,435)	(77,872)
Deferred revenue	(156,899)	(42,734)
Net cash used in operating activities	(3,611,614)	(4,518,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(447,687)	(2,731,507)
Purchase of property and equipment	(9,136)	(13,745)
Purchase of available-for-sale securities	(460,932)	(7,642,929)
Proceeds from sales and maturities of available-for-sale securities	3,150,320	1,532,000
Net cash provided by (used in) investing activities	2,232,565	(8,856,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	70,889
Proceeds from issuance of common stock in connection with At the Market Offering Agreement	1,494,414	—
Payment of offering costs in connection with the issuance of common stock in connection with At the Market Offering Agreement	(255,288)	—
Repurchase of common stock purchase warrants exercisable under PIPE warrants	(52,500)	—
Net cash provided by financing activities	1,186,626	70,889

Net decreases in cash and cash equivalents	(192,423)	(13,304,210)
Cash and cash equivalents at beginning of period	2,343,666	15,308,710
Cash and cash equivalents at end of period	$2,151,243	$2,004,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,939	$7,070
Supplemental disclosure of non-cash investing and financing activities:
Non-cash adjustment to reduce lease liabilities and right-of-use assets due to lease termination	$85,679	$—
Stock issuance costs included in accounts payable and accrued expenses	$7,023	$—

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

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of June 30, 2024, the Company had negative working capital of $577,321, an accumulated deficit of $64,375,953, cash and cash equivalents and short-term investments of $2,151,243, and accounts payable and accrued expenses of $5,524,572. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the year ended December 31, 2023, the Company began initiating efforts to decrease its capital and operational expenditures by cutting costs and right sizing the Company through reductions in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through June 30, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 45% and technology costs of approximately 66% by the end of June 30, 2024 when compared to January 1, 2023. In addition, the Company plans to add additional customers to increase and add additional revenues through its new revenue enhancement projects as well as to reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. The Company may also seek to fund its operations through public equity or debt financing, as well as other sources but it has not currently identified any other specific source of funding except for the ATM Agreement that is defined and discussed in Note 9.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes to these accounting policies during the six months ended June 30, 2024.

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

Investments

The Company’s investments are considered to be available-for-sale and are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income. Purchases and sales of securities are reflected on a trade-date basis. Realized gains or losses are released from accumulated other comprehensive income and into earnings on the statement of operations, and amortization of premiums and accretion of discounts on the U.S treasury bills are recorded in interest expense or income, respectively.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of June 30, 2024 and December 31, 2023, respectively, because of their short-term nature. Available-for-sale securities are recorded at fair value and as level 1 investments.

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

The Company generates revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for the Company’s customers using the Company’s proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to the Company’s customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer’s specification(s) from a supplier, on a “best efforts” basis, for the Company’s customer at the agreed price per specimen as indicated in the customer’s contract with the Company. The Company does not currently charge suppliers or customers for the use of the Company’s proprietary software. Each customer will execute a material and data use agreement with the Company or agree to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment, and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customers. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, which is presented as deferred revenue. The Company expects to recognize the deferred revenue as revenue within the next twelve months.

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

The following table summarizes the Company’s revenue for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Specimens - contracts with customers	$2,835,449	$1,522,108	$5,127,432	$4,234,485
Shipping and other	28,230	103,032	26,240	340,854
Revenue	$2,863,679	$1,625,140	$5,153,672	$4,575,339

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of June 30, 2024 and December 31, 2023, the Company had an allowance for doubtful accounts of $700,862 and $520,897, respectively.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

that the sequenced data is an intangible asset and capitalizes the cost to procure the sequenced data. The sequenced data is amortized to cost of revenue over an estimated useful life of five years on a straight-line basis. The costs paid to the third-party sequencer are the only costs capitalized and all other related costs are expensed to operations as incurred.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the six months ended June 30, 2024 and 2023.

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

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of June 30:

	2024	2023
Shares issuable upon vesting of RSUs	56,558	168,641
Shares issuable upon exercise of stock options	351,670	345,987
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	—	1,312,500
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	12,500	12,500
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	90,000	90,000

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

3.AVAILABLE-FOR-SALE SECURITIES

The Company’s U.S. Treasury bills that were classified as available-for-sale securities fully matured during the six months ended June 30, 2024. There were no available-for-sale securities as of June 30, 2024. The balance of amortized cost, gross unrealized gains and losses, and fair value for available-for-sale securities as of December 31, 2023 is as follows:

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$2,661,092	$36,138	$(35,298)	$2,661,932
Total Available-for-sale securities	$2,661,092	$36,138	$(35,298)	$2,661,932

The Company recorded $680 of realized losses in the six months ended June 30, 2024. The Company did not have any realized gains or losses in the six months ended June 30, 2023.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	June 30,	December 31,
	2024	2023
Website	$285,377	$285,377
Computer equipment and purchased software	105,173	96,037
Equipment	35,449	35,449
Furniture and fixtures	87,184	87,184
Leasehold improvements	68,471	68,471
Total property and equipment	581,654	572,518
Accumulated depreciation	(476,832)	(444,731)
Total property and equipment, net	$104,822	$127,787

Depreciation expense for property and equipment was $16,051 and $37,137 for the three months ended June 30, 2024 and 2023, respectively, and $32,101 and $75,726 for the six months ended June 30, 2024 and 2023, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the six months ended June 30, 2024 and 2023, the Company capitalized $447,687 and $2,731,507, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $542,805 and $501,502 of amortization expense associated with capitalized internally developed software costs during the three months ended June 30, 2024 and 2023, respectively. The Company recognized $1,075,555 and $934,829 of amortization expense associated with capitalized internally developed software costs during the six months ended June 30, 2024 and 2023, respectively. Accumulated amortization associated with capitalized internally developed software costs as of June 30, 2024 and December 31, 2023 was $8,040,310 and $6,964,755, respectively.

6. OTHER INTANGIBLE ASSETS, NET

During the six months ended June 30, 2024, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company licenses to its customers, at an additional cost, the sequenced data associated with the sequenced FFPE blocks with the sale of said FFPE blocks. The sequenced data is also organized to form a database of research content that is available for sale to the Company’s customers through a subscription model. Amortization expense associated with the capitalized sequenced data was $47,888 for the three months ended June 30, 2024 and $95,777 for the six months ended June 30, 2024. No amortization expense was recognized during the six months ended June 30, 2023 as the Company had not commenced the sequencing of FFPE blocks at this time.

7. FAIR VALUE MEASUREMENTS

As of June 30, 2024, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following table sets forth the Company’s assets to be measured at fair value on a recurring basis and their respective classification within the fair value hierarchy as of December 31, 2023:

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$2,661,932	$2,661,932	$—	$—
Total Assets	$2,661,932	$2,661,932	$—	$—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

8.COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2024, the Company had one operating lease of office space in Lexington, Massachusetts, which was initially set to expire on February 28, 2024 (the “Lexington Lease”). The Lexington Lease was renewed on September 27, 2023 to extend the lease term for a period of 12 months from February 29, 2024 through February 28, 2025. The lease renewal included an option to terminate the lease before its expiration date if notice is provided to the lessor by June 30, 2024. On June 28, 2024, the Company exercised the termination option and terminated the Lexington Lease effective August 31, 2024.

Subsequently, on July 2, 2024, the Company entered into a new operating lease (the “Woburn Lease”) of office space in Woburn, Massachusetts (the “Woburn Premises”) for a term of five years and two months, commencing on September 1, 2024, and terminating on October 30, 2029. The Company has a one-time option to extend the term of the Woburn Lease for one additional term of five years, provided that the Company is not in arrears in any payment of rent, the payment of any outstanding invoice, or otherwise in default.

Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The Company’s Lexington Lease agreement does not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used to discount its real estate lease liabilities.

Leases with an initial term of twelve months or less are not recorded on the balance sheet date, and the Company does not separate lease and non-lease components of contracts. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements.

There was no sublease rental income for the three and six months ended June 30, 2024, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the six months ended June 30, 2024:

Operating lease expense	$91,632
Short-term lease expense	—
Total lease cost	$91,632

Lease Position as of June 30, 2024

During the three months ended June 30, 2024, right-of-use lease assets and lease liabilities for the Lexington Lease were adjusted by $85,679 to reflect the early termination of the lease and the balance as of June 30, 2024 was recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$26,538
Total lease assets	$26,538

Liabilities
Current liabilities:
Operating lease liability – current portion	$29,130
Non-current liabilities:
Operating lease liability – net of current portion	—
Total lease liability	$29,130

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of June 30, 2024:

Weighted average remaining lease term (in years) – operating lease	0.17
Weighted average discount rate – operating lease	5.96%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2024 (excluding the six months ended June 30, 2024)	$29,348
2025	—
Total future minimum lease payments	29,348
Less effect of discounting	(218)
Present value of future minimum lease payments	$29,130

Rent expense for the three months ended June 30, 2024 and 2023 amounted to $48,382 and $42,078, respectively. Rent expense for the six months ended June 30, 2024 and 2023 amounted to $91,632 and $84,657, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the six months ended June 30, 2024 was as follows:

Non-cash operating lease expense (operating cash flow)	$81,640
Change in operating lease liabilities (operating cash flow)	$(81,435)

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

As of December 31, 2023, the Company had established and accrued a reliable point estimate with a maximum potential of the sales tax liability of approximately $707,000 and the related interests and penalties of approximately $215,000 in accrued expenses on the balance sheet. The estimated liability represents the estimated tax liability for sales made to customers who have notified the Company that they are not exempt from sales taxes and customers who have not responded to Company’s request to provide a sales exemption letter. As of December 31, 2023, the Company had also recovered approximately $359,000 of prior taxes from certain customers who do not have a sales tax exemption. During the year ended December 31, 2023, the Company recognized a loss of approximately $564,000 in its statement of operations and comprehensive loss related to the sales tax liability. The Company continued to pursue nonresponsive customers with the expectation that over time, further exemption letters or representations will be received that will reduce the liability.

During the first half of 2024, the Company received additional sales tax exemption letters or representations from customers. The Company also registered in some states and commenced the filing and remittance of sales taxes. Both factors contributed to the reduction of the sales tax liability to approximately $617,000 and the related interests and penalties to approximately $208,000 as of June 30, 2024.

As of June 30, 2024, the Company had recovered approximately $439,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the six months ended June 30, 2024. The Company will commence its VDA filings with certain taxing jurisdictions regarding its noncompliance in the third quarter of 2024, during which it will start remitting its sales tax obligations.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2024, there was no material litigation against the Company.

9.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 shares are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors, be issued in one or more series.

Common Stock

On March 5, 2024, the Company put in place an At the Market Offering Agreement (the “ATM Agreement”) which allowed the Company to issue and sell shares of its common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent. During the six months ended June 30, 2024, the Company sold 3,980,075 ATM Shares for gross proceeds of approximately $1,494,000 under the ATM Agreement. The Company incurred offering costs of approximately $255,000, resulting in net proceeds of approximately $1,239,000.

During the six months ended June 30, 2023, the Company issued 70,889 shares of common stock for cash exercises of options of $70,889. There were no options exercises during the six months ended June 30, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Warrants

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 90,000 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $10.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of June 30, 2024, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $10 per share and a remaining weighted average time to expiration of 1.96 years.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 12,500 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $8.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of June 30, 2024, the Lender Warrant had not been exercised, and had a weighted average exercise price of $8 per share and a remaining weighted average time to expiration of 7.12 years.

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

A summary of total warrant activity during the six months ended June 30, 2024 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Warrants	Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2023	1,415,000	$12.77	3.47
Granted	—	—	—
Exercised	—	—	—
Repurchased	(1,312,500)	—	—
Balance at June 30, 2024	102,500	$9.76	2.59

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

During the six months ended June 30, 2024 and 2023, 95,340 and 163,419 equity awards were granted under the 2021 Plan, respectively. During the three months ended June 30, 2024 and 2023, 15,000 and 45,172 equity awards were granted under the 2021 Plan, respectively. As of June 30, 2024, there were 1,334,377 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 1,713,570.

No equity awards were granted under the 2013 Plan during the six months ended June 30, 2024 and 2023. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

During the six months ended June 30, 2024 and 2023, the Company granted 95,340 and 162,672 stock options, respectively. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the six months ended June 30:

	2024	2023
Assumptions:
Risk-free interest rate	3.93% – 4.56%	3.75% – 3.95%
Expected term (in years)	0.78 – 4.00	0.61 – 4.00
Expected volatility	57.49% –58.71%	59.35% – 59.95%
Expected dividend yield	—	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2023	296,268	$2.17	8.53	$—
Granted	95,340	0.38	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(39,938)	1.14	—	—
Balance at June 30, 2024	351,670	$1.81	8.35	$1,564

Options exercisable at June 30, 2024	181,723	$2.47	7.72	$70.89

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the six months ended June 30, 2024. The aggregate intrinsic value of stock options exercised was $48,494 during the six months ended June 30, 2023.

The weighted average grant date fair value of stock options issued in the six months ended June 30, 2024 and 2023 was $0.13 and $0.52, respectively. The following table sets forth the recorded stock options compensation expense of the Company during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses:	2024	2023	2024	2023
Technology	$1,658	$2,475	$3,203	$5,106
Sales and marketing	335	623	831	1,498
Supply development	220	446	431	820
Fulfillment	—	681	869	1,325
General and administrative	15,882	26,343	32,201	54,883
Total stock options expense	$18,095	$30,568	$37,535	$63,632

As of June 30, 2024 and 2023, a total of $72,233 and $185,260 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.26 and 2.42 years, respectively.

There were no stock options exercises during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company received proceeds of $70,889 from the exercise of stock options.

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2023	116,357	$5.67
Granted	—	—
Vested	(32,324)	5.98
Forfeited	(27,475)	5.27
Unvested Balance at June 30, 2024	56,558	$5.67

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company recorded RSUs compensation expense during the three and six months ended June 30 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating expenses:	2024	2023	2024	2023
Technology	$22,833	$32,876	$49,776	$67,653
Sales and marketing	9,508	18,959	25,417	30,814
Supply development	52	2,824	277	2,824
Fulfillment	8,217	17,608	17,728	39,052
General and administrative	20,932	21,862	42,829	41,279
Total RSU expense	$61,542	$94,129	$136,027	$181,622

As of June 30, 2024 and 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $311,044 and $890,912, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.35 and 2.37 years, respectively.

11.INCOME TAXES

As of June 30, 2024 and December 31, 2023, the Company had federal net operating loss carryforwards of approximately $55,200,000 and $50,800,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $42,200,000 and $37,800,000, respectively, can be carried forward indefinitely. As of June 30, 2024 and December 31, 2023, the Company had state net operating loss carryforwards of approximately $32,700,000 and $31,100,000, respectively, that expire at various periods through 2044, respectively. As of June 30, 2024 and December 31, 2023, the Company had federal and state tax credits of approximately $2,116,000 and $2,058,300, respectively, available for future periods that expire at various periods through 2044. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

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

The iSpecimen Marketplace is composed of four major functional areas: search, workflow, data, and administrative reporting. As capital is made available to do so, we continue to invest in the evolution of these areas to improve engagement with the platform and liquidity across it. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position our Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

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

At the Market Offering

On March 5, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC as agent (the “Sales Agent”) pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent (the “ATM Offering”). The ATM Shares, when issued, will be registered pursuant to our shelf registration statement on Form S-3 (File No 333-265976), which became effective on July 12, 2022. We intend to sell the ATM Shares, from time to time, pursuant to the ATM Agreement, in transactions that are “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the six months ended June 30, 2024, we issued 3,980,075 shares of common stock for gross proceeds of approximately $1,494,000 under the ATM Agreement. In connection with the ATM Offering, we incurred offering costs of approximately $255,000, resulting in net proceeds of approximately $1,239,000.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $289,898 during the year ended December 31, 2023 due to certain boutique life sciences customers either lacking liquidity or having filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers to mitigate the risk to future collectability of receivables.

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

As of June 30, 2024, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Quarterly Report. The imposition of more sanctions and countersanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

Throughout the year ended December 31, 2023 and in the first half of 2024, we initiated efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in our workforce while streamlining operations and rationalizing our resources to focus on key market opportunities. As a result, we began to experience significant decreases in expenditures starting in the second half of 2023. The reductions in workforce since January 1, 2023 through the end of June 30, 2024 has resulted in an estimated reduction in compensation costs of approximately 45% and technology costs of approximately 66% by the end of June 30, 2024 when compared to January 1, 2023.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024, as evidenced by increased conversion ratios of quotes to purchase orders of 62%, which contributed to the increased revenue results for the six months ended June 30, 2024 compared to June 30, 2023. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2024 when compared to 2023 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the six months ended June 30, 2024 and 2023, we capitalized approximately $448,000 and $2,732,000, respectively, of internally developed software costs. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

We have shifted our focus from high volume to high value suppliers that meet our newly defined costs, quality and speed requirements. We established business criteria that focus on supplier capabilities and revenue growth strategies as well as technology criteria for integrating onto our iSpecimen Marketplace platform and participating with us. In the first quarter of 2024, we terminated over 100 supplier agreements and are in the final stages of what we call our “supplier network refresh project”. This has resulted in fewer key suppliers, supported by our lean workforce and processes more effectively. We have been reengaging our suppliers in a more meaningful manner which assisted us in the implementation of our next day quote system. We now have a key supplier program whereby we proactively engage with the suppliers to promote our business through marketing campaigns and supplier organizations’ offerings.

Going forward, we will leverage the hard work detailed above to support a sales overhaul. As we wrap up several operationally focused projects, we will now be re-organizing the commercial end of the business. This starts with a new account-based sales approach and the introduction of an outbound sales team to ensure we are meeting our customers and prospects where they are. We are also bringing marketing and sales closer to enable the same efficiencies within the commercial organization, the same way that our line of business realignment brought to the operational side of the business this past year. This refined approach and tighter internal integration will continue to accelerate our next day quote program and deepen customer relationships for increased predictability.

Our strategic business intelligence initiatives have enabled us to understand our market and business better than ever before. We now have the capabilities to use data to know how and where to grow. We will continue adjusting the shape of the business toward our core competencies and the market. We can better use key insights from our sales data to understand market needs to assess areas where we lose deals today, through multiple lenses, in order to adjust our supplier network and marketing efforts accordingly. Conversely, this strategy will also allow us to assess areas where we win with an eye toward expanding deeper into those market niches or disease states.

Following the completion of our supplier network refresh efforts, we will have a better than ever understanding of our key supplier capabilities, specifically focused on their pricing, quality, and speed. Using this information and the outputs of our strategic business intelligence capabilities, we will continue to be able to increase the speed of an opportunity through our sales funnel and our conversion ratios, which we believe will continue to grow our revenue.

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

Financial Operations Overview and Analysis for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Revenue	$2,863,679	$1,625,140	$1,238,539	76%
Operating expenses:
Cost of revenue	1,424,392	853,633	570,759	67%
Technology	911,927	843,099	68,828	8%
Sales and marketing	1,082,949	977,748	105,201	11%
Supply development	137,511	291,360	(153,849)	(53)%
Fulfillment	433,189	462,672	(29,483)	(6)%
General and administrative	1,055,376	1,758,451	(703,075)	(40)%
Total operating expenses	5,045,344	5,186,963	(141,619)	(3)%
Loss from operations	(2,181,665)	(3,561,823)	1,380,158	39%
Other income, net
Interest expense	(4,474)	(3,535)	(939)	(27)%
Interest income	9,163	110,882	(101,719)	(92)%
Other income (expense), net	67,952	(29,138)	97,090	333%
Total other income, net	72,641	78,209	(5,568)	(7)%
Net loss	$(2,109,024)	$(3,483,614)	1,374,590	39%

Revenue

Revenue increased by approximately $1,239,000, or 76%, from approximately $1,625,000 for the three months ended June 30, 2023 to approximately $2,864,000 for the three months ended June 30, 2024. This was primarily due to an increase of 1,236, or approximately 26%, in specimen count from 4,682 specimens in the three months ended June 30, 2023 to 5,918 specimens in the three months ended June 30, 2024. The average selling price per specimen also increased by approximately $137, or 39%, from approximately $347 in the three months ended June 30, 2023 to approximately $484 in the three months ended June 30, 2024.

Cost of Revenue

Cost of revenue increased by approximately $570,000, or 67%, from approximately $854,000 for the three months ended June 30, 2023 to approximately $1,424,000 for the three months ended June 30, 2024, which was attributable to an approximately 26% increase in the number of specimens accessioned for the current period compared to the same period in the prior year and an approximately $58, or 32%, increase in the average cost per specimen.

Technology

Total technology expenditures decreased by approximately $951,000, or 47%, from approximately $2,035,000 for the three months ended June 30, 2023 to approximately $1,084,000 for the three months ended June 30, 2024. Technology expenditures are either capitalized as internally developed software or expensed in the period incurred.

Technology expenditure capitalized as internally developed software costs decreased by approximately $1,020,000, or 86%, from approximately $1,192,000 for the three months ended June 30, 2023 to approximately $172,000 for the three months ended June 30, 2024 due to reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2024 when compared to 2023 and prior years.

Product development and technology expense that were not eligible for capitalization increased by approximately $69,000, or 8%, from approximately $843,000 for the three months ended June 30, 2023 to approximately $912,000 for the three months ended June 30, 2024. The increase was related to increases in professional fees of approximately $68,000, and amortization of internally developed software of approximately $41,000, which were partially offset by decreases in headcount and payroll and related expenses of approximately $40,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $105,000, or 11%, from approximately $978,000 for the three months ended June 30, 2023 to approximately $1,083,000 for the three months ended June 30, 2024. The increase was primarily attributable to increases in payroll and related expenses of approximately $123,000, and advertising and promotions expense of approximately $100,000, which were partially offset by decreases in external marketing expense of approximately $96,000, and general operating expenses related to sales and marketing of approximately $22,000.

Supply Development

Supply development expenses decreased by approximately $153,000, or 53%, from approximately $291,000 for the three months ended June 30, 2023 to approximately $138,000 for the three months ended June 30, 2024. The decrease was primarily attributable to decreases in professional fees of approximately $104,000, payroll and related expenses of approximately $42,000, and general supply development expenses of approximately $7,000.

Fulfillment

Fulfillment costs decreased by approximately $30,000, or 6%, from approximately $463,000 for the three months ended June 30, 2023 to approximately $433,000 for the three months ended June 30, 2024. The decrease was primarily attributable to decreases in general operating expenses related to fulfillment of approximately $17,000, and payroll and related expenses of approximately $16,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which were partially offset by an increase in professional fees of approximately $3,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $703,000, or 40%, from approximately $1,758,000 for the three months ended June 30, 2023 to approximately $1,055,000 for the three months ended June 30, 2024. The decrease was attributable to decreases in compensation costs of approximately $183,000, taxes and insurance of approximately $176,000, professional fees of approximately $165,000, bad debt expense of approximately $102,000, general operating expenses of approximately $51,000, depreciation and amortization of approximately $21,000, and utilities and facilities expenses of approximately $5,000.

Other Income, net

Other income, net, decreased by approximately $5,000, or 7%, from approximately $78,000 for the three months ended June 30, 2023 to approximately $73,000 for the three months ended June 30, 2024. The decrease in other income, net, was attributable to a decrease in interest income of approximately $102,000 and an increase in interest expense of approximately $1,000, partially offset by an increase in other income (expense) of approximately $97,000.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30		Change
	2024	2023	Dollars	Percentage
Revenue	$5,153,672	$4,575,339	$578,333	13%
Operating expenses:
Cost of revenue	2,424,398	2,000,545	423,853	21%
Technology	1,823,894	1,677,506	146,388	9%
Sales and marketing	1,748,890	2,025,346	(276,456)	(14)%
Supply development	335,350	614,862	(279,512)	(45)%
Fulfillment	844,043	891,692	(47,649)	(5)%
General and administrative	3,159,282	3,469,633	(310,351)	(9)%
Total operating expenses	10,335,857	10,679,584	(343,727)	(3)%
Loss from operations	(5,182,185)	(6,104,245)	922,060	15%
Other income, net
Interest expense	(8,939)	(7,070)	(1,869)	(26)%
Interest income	39,661	225,144	(185,483)	(82)%
Other income (expense), net	140,322	(29,255)	169,577	580%
Total other income, net	171,044	188,819	(17,775)	(9)%
Net loss	$(5,011,141)	$(5,915,426)	904,285	15%

Revenue

Revenue increased by approximately $579,000, or 13%, from approximately $4,575,000 for the six months ended June 30, 2023 to approximately $5,154,000 for the six months ended June 30, 2024. This was primarily due to an increase in average selling price per specimen of $119, or 34%, from approximately $343 in the six months ended June 30, 2023 to $462 in the six months ended June 30, 2024. The increase in average selling price per specimen was offset by a decrease of 2,152, or 16%, in specimen count from 13,311 specimens in the six months ended June 30, 2023 to 11,159 specimens in the six months ended June 30, 2024.

Cost of Revenue

Cost of revenue increased by approximately $423,000, or 21%, from approximately $2,001,000 for the six months ended June 30, 2023 to approximately $2,424,000 for the six months ended June 30, 2024, which was attributable to a 45% increase in the average cost per specimen impacted by the specimen mix during the six months ended June 30, 2024 over the same period in 2023, offset by a 16% decrease in the number of specimens accessioned during the six months ended June 30, 2024 over the same period in the prior year.

Technology

Total technology expenditure decreased by approximately $2,137,000, or 48%, from approximately $4,409,000 for the six months ended June 30, 2023 to approximately $2,272,000 for the six months ended June 30, 2024. Technology expenditures are either capitalized as internally developed software or expensed in the period incurred.

Technology expenditures capitalized as internally developed software costs decreased by approximately $2,284,000, or 84%, from approximately $2,732,000 for the six months ended June 30, 2023 to approximately $448,000 for the six months ended June 30, 2024 due to reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2024 when compared to 2023 and prior years.

Product development and technology expense that were not eligible for capitalization increased by approximately $146,000, or 9%, from approximately $1,678,000 for the six months ended June 30, 2023 to approximately $1,824,000 for the six months ended June 30, 2024. The period over period increase was related to increases in amortization of approximately $141,000 and professional fees of approximately $78,000, which were partially offset by a decrease in payroll and related expenses of approximately $73,000.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $276,000, or 14%, from approximately $2,025,000 for the six months ended June 30, 2023 to approximately $1,749,000 for the six months ended June 30, 2024. The period over period decrease was primarily attributable to decreases in external marketing expense of approximately $191,000, payroll and related expenses of approximately $179,000, and general operating expenses related to sales and marketing of approximately $42,000, which were partially offset by increases in advertising and promotions expense of approximately $136,000.

Supply Development

Supply development expenses decreased approximately $280,000, or 45%, from approximately $615,000 for the six months ended June 30, 2023 to approximately $335,000 for the six months ended June 30, 2024. The period over period decrease was primarily attributable to decreases in professional fees of approximately $183,000, payroll and related expenses of approximately $80,000, and general supply development expenses of approximately $17,000.

Fulfillment

Fulfillment costs decreased approximately $48,000, or 5%, from approximately $892,000 for the six months ended June 30, 2023 to approximately $844,000 for the six months ended June 30, 2024. The decrease was primarily attributable to decreases in payroll and related expenses of approximately $26,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, general operating expenses related to fulfillment of approximately $24,000, which were partially offset by an increase in professional fees of approximately $2,000.

General and Administrative Expenses

General and administrative expenses decreased approximately $311,000, or 9%, from approximately $3,470,000 for the six months ended June 30, 2023 to approximately $3,159,000 for the six months ended June 30, 2024. The period over period decrease was attributable to decreases in compensation costs of approximately $348,000, general operating expenses of approximately $105,000, bad debt expense of approximately $57,000, depreciation and amortization of approximately $44,000, utilities and facilities expenses of approximately $9,000, which were partially offset by increases in professional fees of approximately $161,000 and taxes and insurance of approximately $91,000.

Other Income (Expense), net

Other income (expense), net, decreased by approximately $18,000, or 9%, from approximately $189,000 for the six months ended June 30, 2023 to approximately $171,000 for the six months ended June 30, 2024. The decrease in other income, net, was attributable to a decrease in interest income of approximately $185,000 and an increase in interest expense of approximately $2,000, offset by an increase in other income (expense) of approximately $170,000.

Liquidity and Capital Resources

			Change
	June 30, 2024	December 31, 2023	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$2,151,243	$2,343,666	$(192,423)	(8)%
Available-for-sale securities	—	2,661,932	(2,661,932)	(100)%
Working capital	(577,321)	2,189,673	(2,766,994)	(126)%
Total assets	11,901,858	15,819,137	(3,917,279)	(25)%
Total stockholders' equity	6,089,284	9,741,077	(3,651,793)	(37)%

	Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(3,611,614)	$(4,518,918)	$907,304	20%
Net cash flows provided by (used in) investing activities	2,232,565	(8,856,181)	11,088,746	125%
Net cash flows provided by financing activities	1,186,626	70,889	1,115,737	1,574%
Net decrease in cash and cash equivalents	$(192,423)	$(13,304,210)	$13,111,787

Capital Resources

We have had recurring losses since inception. As of June 30, 2024, our available cash and available-for-sale securities totaled approximately $2,151,000, which represented a decrease of approximately $2,855,000 from approximately $5,006,000, as of December 31, 2023. We had negative working capital of approximately $577,000, an accumulated deficit of approximately $64,376,000, cash and cash equivalents and short-term investments of approximately $2,151,000, and accounts payable and accrued expenses of approximately $5,525,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the year ended December 31, 2023, we began initiating efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reduction in workforce since January 1, 2023 through June 30, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 45% and technology costs of approximately 66% by the end of June 30, 2024 when compared to January 1, 2023.  We plan to add additional customers to increase and add additional revenues through our new revenue enhancement projects as well as to reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. We may also seek to fund our operations through public equity or debt financing, as well as other sources but it has not currently identified any other specific source of funding except for the ATM Agreement.

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

Cash Flows

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was approximately $3,612,000, which consisted of a net loss of approximately $5,011,000 offset by non-cash charges of approximately $1,553,000, which included approximately $1,076,000 related to amortization of internally developed software, approximately $205,000 in bad debt expense, approximately $174,000 in stock-based compensation, approximately $96,000 related to amortization of other intangible assets, approximately $32,000 related to depreciation of property and equipment, and approximately $1,000 of losses from sales of available-for-sale securities, which were offset by approximately $29,000 of accretion of discount on available-for-sale securities.

Total changes in assets and liabilities of approximately $154,000 were attributable to an approximately $369,000 increase in accounts receivable, an approximately $221,000 decrease in accrued expense, an approximately $157,000 decrease in deferred revenue, and an approximately $81,000 decrease in lease liability, offset by an approximately $280,000 increase in accounts payable, an approximately $259,000 decrease in accounts receivable-unbilled, an approximately $82,000 decrease in operating lease right-of-use asset, and an approximately $55,000 decrease in prepaid expenses and other current assets.

For the six months ended June 30, 2023, net cash used in operating activities was approximately $4,519,000, which consisted of a net loss of approximately $5,915,000 offset by non-cash charges of approximately $1,420,000, which included approximately $935,000 related to amortization of internally developed software, approximately $262,000 in bad debt expense, approximately $245,000 in stock-based compensation, and approximately $76,000 related to depreciation of property and equipment, offset by $98,000 of amortization of discount on available-for-sale securities.

Total changes in assets and liabilities of approximately $23,000 were attributable to an approximately $679,000 decrease in accounts payable, an approximately $649,000 decrease in accrued expenses, an approximately $123,000 increase in accounts receivable, an approximately $78,000 decrease in operating lease liability, and an approximately $43,000 decrease in deferred revenue, offset by an approximately $1,229,000 decrease in accounts receivable-unbilled, an approximately $129,000 decrease in tax credit receivable, an approximately $113,000 decrease in prepaid expenses and other current assets, and an approximately $78,000 decrease in operating lease right-of-use asset.

Investing Activities

Net cash provided by investing activities was approximately $2,233,000 for the six months ended June 30, 2024, which consisted of approximately $3,150,000 of proceeds from sales and maturities of available-for-sale securities, which were offset by approximately $461,000 of purchases of available-for-sale securities, approximately $448,000 of capitalization of internally developed software, and approximately $9,000 of purchase of property and equipment.

Net cash used in investing activities was approximately $8,856,000 for the six months ended June 30, 2023, which consisted of approximately $7,643,000 of purchase of available-for-sale securities, approximately $2,732,000 of capitalization of internally developed software, and approximately $14,000 of purchase of property and equipment, offset by approximately $1,532,000 of proceeds from sale and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities was approximately $1,187,000 for the six months ended June 30, 2024, which consisted of approximately $1,494,000 of proceeds received from the issuance of common stock in connection with the ATM Offering, offset by approximately $255,000 for the payment of offering costs in connection with the issuance of common stock in connection with the ATM Offering and approximately $53,000 for the repurchase of common stock exercisable under PIPE Warrants.

Net cash provided by financing activities was approximately $71,000 for the six months ended June 30, 2023, due to proceeds received from the exercise of stock options.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the six months ended June 30, 2024. However, there had been an increase in our shipping costs period over period during the six months ended June 30, 2024.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June

30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Board Committees

On July 19, 2024, the Board of Directors of the Company approved the following composition of each standing committee of the Board of Directors:

Committee	Chair	Members
Audit Committee	John L. Brooks III	John L. Brooks III, Elizabeth Graham and Steven Gullans
Compensation Committee	Steven Gullans	Steven Gullans, John L. Brooks III and Theresa L. Mock
Nominating and Corporate Governance Committee	Theresa L. Mock	Theresa L. Mock and Elizabeth Graham

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Departure of Officer

In the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2024, the Company reported the resignation of Benjamin Bielak, as Chief Information Officer and Secretary of the Company. Mr. Bielak also performed the functions of Chief Information Security Officer in connection with various security matters relating to the Company’s operations, including cybersecurity matters. As a result of his resignation, the remaining members of the Company’s Risk Management Committee, including the Company’s Chief Executive Officer, oversee this function.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1

Commercial Lease, dated July 2, 2024, between the Company and Cummings Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)

10.2	Notice of Lease Termination, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSpecimen Inc.

Date: August 6, 2024	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)