Form 10-Q
period 2024-09-30
iSpecimen Inc.
filed 2024-11-07
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 001-40501

iSpecimen Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0480143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Cabot Road, Suite 1800, Woburn, Massachusetts 01801

(Address of principal executive offices) (Zip Code)

(781) 301-6700

(Registrant’s telephone number, including area code)

450 Bedford Street, Lexington, Massachusetts 02420

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

As of November 4, 2024, there were 962,637 shares of common stock, par value $0.0001 per share, issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,751,854	$2,343,666
Available-for-sale securities	—	2,661,932
Accounts receivable – unbilled	1,654,019	2,212,538
Accounts receivable, net of allowance for doubtful accounts of $639,116 and $520,897 at September 30, 2024 and December 31, 2023, respectively	974,383	728,388
Prepaid expenses and other current assets	277,579	292,079
Total current assets	4,657,835	8,238,603
Property and equipment, net	102,803	127,787
Internally developed software, net	5,357,188	6,323,034
Other intangible assets, net	764,589	908,255
Operating lease right-of-use asset	342,107	193,857
Security deposits	39,701	27,601
Total assets	$11,264,223	$15,819,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,055,332	$3,925,438
Accrued expenses	1,022,373	1,540,607
Senior note payable, net of debt discount	864,425	—
Operating lease current obligation	42,513	167,114
Deferred revenue	283,571	415,771
Total current liabilities	6,268,214	6,048,930
Operating lease long-term obligation	281,437	29,130
Total liabilities	6,549,651	6,078,060

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 831,373 issued and 829,823 outstanding at September 30, 2024 and 455,719 issued and 454,169 outstanding at December 31, 2023	83	45
Additional paid-in capital	70,530,467	69,105,176
Treasury stock, 1,550 shares, at cost	(172)	(172)
Accumulated other comprehensive income	—	840
Accumulated deficit	(65,815,806)	(59,364,812)
Total stockholders’ equity	4,714,572	9,741,077
Total liabilities and stockholders’ equity	$11,264,223	$15,819,137

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,661,936	$2,777,751	$7,815,608	$7,353,090
Operating expenses:
Cost of revenue	1,554,159	1,392,534	3,978,557	3,393,079
Technology	754,730	921,580	2,578,624	2,599,086
Sales and marketing	631,625	897,433	2,380,515	2,972,757
Supply development	84,972	186,176	420,322	801,038
Fulfillment	449,142	471,735	1,293,185	1,363,427
General and administrative	892,712	1,102,373	4,051,994	4,522,028
Total operating expenses	4,367,340	4,971,831	14,703,197	15,651,415

Loss from operations	(1,705,404)	(2,194,080)	(6,887,589)	(8,298,325)

Other income, net
Interest expense	(7,364)	(4,465)	(16,303)	(11,535)
Interest income	1,235	67,362	40,896	292,506
Other income (expense), net	271,680	20,082	412,002	(9,173)
Total other income, net	265,551	82,979	436,595	271,798

Net loss	$(1,439,853)	$(2,111,101)	$(6,450,994)	$(8,026,527)

Other comprehensive income (loss):
Net loss	$(1,439,853)	$(2,111,101)	$(6,450,994)	$(8,026,527)
Unrealized gain (loss) on available-for-sale securities	—	(47)	(840)	641
Total other comprehensive income (loss)	—	(47)	(840)	641
Comprehensive loss	$(1,439,853)	$(2,111,148)	$(6,451,834)	$(8,025,886)

Net loss per share - basic and diluted	$(2.10)	$(4.66)	$(11.30)	$(17.78)

Weighted average shares of common stock outstanding - basic and diluted	687,141	453,267	570,693	451,487

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2024
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	454,169	$45	1,550	$(172)	$69,105,176	$840	$(59,364,812)	$9,741,077
Stock-based compensation expense	—	—	—	—	45,871	—	—	45,871
Vesting of restricted stock	438	—	—	—	48,054	—	—	48,054
Repurchase of common stock purchase warrants exercisable under PIPE Warrants	—	—	—	—	(52,500)	—	—	(52,500)
Issuance of common stock in connection with At the Market Offering Agreement	18,899	2	—	—	138,485	—	—	138,487
Offering costs in connection with At the Market Offering Agreement	—	—	—	—	(204,845)	—	—	(204,845)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	—	—	(2,902,117)	(2,902,117)
Balance at March 31, 2024	473,506	$47	1,550	$(172)	$69,080,241	$41	$(62,266,929)	$6,813,228
Stock-based compensation expense	—	—	—	—	34,834	—	—	34,834
Vesting of restricted stock	1,178	—	—	—	44,803	—	—	44,803
Issuance of common stock in connection with At The Market Offering Agreement	180,105	18	—	—	1,355,909	—	—	1,355,927
Offering costs in connection with At The Market Offering Agreement	—	—	—	—	(50,443)	—	—	(50,443)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(2,109,024)	(2,109,024)
Balance at June 30, 2024	654,789	$65	1,550	$(172)	$70,465,344	$—	$(64,375,953)	$6,089,284
Stock-based compensation expense	—	—	—	—	20,302	—	—	20,302
Vesting of restricted stock	296		—	—	44,839	—	—	44,839
Reverse stock split adjustment	174,738	18	—	—	(18)	—	—	—
Net loss	—	—	—	—	—	—	(1,439,853)	(1,439,853)
Balance at September 30, 2024	829,823	$83	1,550	$(172)	$70,530,467	$—	$(65,815,806)	$4,714,572

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2023
						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	446,290	$45	1,550	$(172)	$68,574,621	$—	$(48,265,324)	$20,309,170
Stock-based compensation expense	—	—	—	—	54,608	—	—	54,608
Vesting of restricted stock	1,439	—	—	—	65,949	—	—	65,949
Issuance of common stock through exercise of stock options	3,387	—	—	—	67,736	—	—	67,736
Unrealized gain on available-for-sale securities	—	—	—	—	—	18,843	—	18,843
Net loss	—	—	—	—	—	—	(2,431,812)	(2,431,812)
Balance at March 31, 2023	451,116	$45	1,550	$(172)	$68,762,914	$18,843	$(50,697,136)	$18,084,494
Stock-based compensation expense	—	—	—	—	29,829	—	—	29,829
Vesting of restricted stock	1,890	—	—	—	94,868	—	—	94,868
Issuance of common stock through exercise of stock options	158	—	—	—	3,153	—	—	3,153
Unrealized loss on available-for-sale securities	—	—	—	—	—	(18,155)	—	(18,155)
Net loss	—	—	—	—	—	—	(3,483,614)	(3,483,614)
Balance at June 30, 2023	453,164	$45	1,550	$(172)	$68,890,764	$688	$(54,180,750)	$14,710,575
Stock-based compensation expense	—	—	—	—	49,394	—	—	49,394
Vesting of restricted stock	539	—	—	—	56,899	—	—	56,899
Unrealized loss on available-for-sale securities	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	(2,111,101)	(2,111,101)
Balance at September 30, 2023	453,703	$45	1,550	$(172)	$68,997,057	$641	$(56,291,851)	$12,705,720

See accompanying notes to these unaudited condensed financial statements

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,450,994)	$(8,026,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	238,703	351,547
Amortization of internally developed software	1,553,939	1,429,182
Amortization of other intangible assets	143,666	6,383
Depreciation of property and equipment	48,607	99,125
Bad debt expense	205,764	243,053
Amortization of discount and debt issuance costs on senior note payable	4,445	—
Non-cash interest income related to accretion of discount on available-for-sale securities	(28,976)	(147,170)
Loss from sales of available-for-sale securities	680	—
Loss on disposal of property and equipment	58	—
Change in operating assets and liabilities:
Accounts receivable – unbilled	558,519	902,355
Accounts receivable	(451,759)	(350,781)
Prepaid expenses and other current assets	14,500	(20,179)
Operating lease right-of-use asset	112,876	(49,113)
Security deposits	(12,100)	—
Tax credit receivable	—	128,541
Accounts payable	129,894	(178,899)
Accrued expenses	(518,234)	(503,278)
Operating lease liability	(108,420)	48,495
Deferred revenue	(132,200)	(85,425)
Net cash used in operating activities	(4,691,032)	(6,152,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(588,093)	(3,501,206)
Capitalization of other intangible assets	—	(191,500)
Purchase of property and equipment	(23,681)	(19,478)
Purchase of leasehold improvements included in operating lease right-of-use asset	(25,000)	—
Purchase of available-for-sale securities	(460,932)	(10,143,156)
Proceeds from sales and maturities of available-for-sale securities	3,150,320	7,350,000
Net cash provided by (used in) investing activities	2,052,614	(6,505,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior note payable	1,000,000	—
Proceeds from exercise of stock options	—	70,889
Proceeds from issuance of common stock in connection with At the Market Offering Agreement	1,494,414	—
Payment of debt issuance costs in connection with senior note payable	(140,020)	—
Payment of offering costs in connection with the issuance of common stock in connection with At the Market Offering Agreement	(255,288)	—
Repurchase of common stock purchase warrants exercisable under PIPE warrants	(52,500)	—
Net cash provided by financing activities	2,046,606	70,889

Net decreases in cash and cash equivalents	(591,812)	(12,587,142)
Cash and cash equivalents at beginning of period	2,343,666	15,308,710
Cash and cash equivalents at end of period	$1,751,854	$2,721,568

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,358	$11,535
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$321,805	$166,357
Non-cash adjustment to reduce lease liabilities and right-of-use assets due to lease termination	$85,679	$—
Stock issuance costs included in accounts payable and accrued expenses	$7,023	$—

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

1.NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business

iSpecimen Inc. (“iSpecimen” or the “Company”) was incorporated in 2009 under the laws of the state of Delaware. The Company has developed and launched a proprietary online marketplace platform that connects medical researchers who need access to subjects, samples, and data, with hospitals, laboratories, and other organizations who have access to them. iSpecimen is a technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biofluids, tissues, and living cells (“biospecimens”) for their research, with biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. The Company’s proprietary platform, the iSpecimen Marketplace platform, was designed to solve this problem and transform the biospecimen procurement process to accelerate medical discovery. The Company is headquartered in Woburn, Massachusetts and its principal market is North America. The Company operates as one operating and reporting segment.

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

Reclassifications

Certain reclassifications have been made to the Company’s prior year amounts to conform to the current year presentation.

Reverse Stock Split

On October 9, 2023, the Company received a notification from Nasdaq that its Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market.

On July 19, 2024, the Company’s stockholders approved a proposal to amend the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, as well as any shares of common stock held by the Company in treasury, at a ratio in the range from 1-for-10 to 1-for-20.

On August 19, 2024, the Company’s board of directors approved a one-for-twenty (1:20) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On September 13, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective on September 13, 2024, and the Company’s common stock began trading on a split-adjusted basis on Nasdaq on September 16, 2024.

On October 1, 2024, the Company received a notification from Nasdaq that the Staff has determined that for the last 11 consecutive business days, from September 16, 2024 to September 30, 2024, the closing bid price of the Company’s Common Stock was $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5559(a)(2).

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Except as otherwise indicated, all references to the Company’s common stock, share data, per share data and related information has been adjusted for the Reverse Stock Split ratio of 1-for-20 as if they had occurred at the beginning of the earliest period presented. The Reverse Stock Split combined each 20 shares of our outstanding common stock and treasury shares into one share of common stock without any change in the par value per share, and the Reverse Stock Split correspondingly adjusted, among other things, the exercise rate of our warrants and options into the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of September 30, 2024, the Company had negative working capital of $1,610,379, an accumulated deficit of $65,815,806, cash and cash equivalents and short-term investments of $1,751,854, and accounts payable and accrued expenses of $5,077,705. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the year ended December 31, 2023, the Company began initiating efforts to decrease its capital and operational expenditures by cutting costs and right sizing the Company through reductions in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through September 30, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 70% and technology costs of approximately 70% by the end of September 30, 2024 when compared to January 1, 2023. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. In the nine months ended September 30, 2024, the Company engaged in raising capital through debt financing as discussed in Note 7 and subsequently, through public equity as discussed in Note 13.

The Company may be unsuccessful in increasing its revenues or contain its operating expenses, or it may be unable to raise additional capital on commercially favorable terms. The Company’s failure to generate additional revenues or contain operating costs would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue as a going concern. If the Company does not generate enough revenue to provide an adequate level of working capital, its business plan will be scaled down further.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. Management’s plan to mitigate the conditions that raise substantial doubt includes generating additional revenues, deferring certain projects and capital expenditures and eliminating certain future operating expenses for the Company to continue as a going concern. However, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes to these accounting policies during the nine months ended September 30, 2024.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of September 30, 2024 and December 31, 2023, respectively, because of their short-term nature. Available-for-sale securities are recorded at fair value and as level 1 investments.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

The following table summarizes the Company’s revenue for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Specimens - contracts with customers	$2,626,907	$2,640,301	$7,754,338	$6,874,786
Shipping and other	35,029	137,450	61,270	478,304
Revenue	$2,661,936	$2,777,751	$7,815,608	$7,353,090

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of September 30, 2024 and December 31, 2023, the Company had an allowance for doubtful accounts of $639,116 and $520,897, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the nine months ended September 30, 2024 and 2023.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of September 30:

	2024	2023
Shares issuable upon vesting of RSUs	1,921	6,490
Shares issuable upon exercise of stock options	17,206	15,075
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	—	65,625
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	625	625
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	4,500	4,500

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

3.AVAILABLE-FOR-SALE SECURITIES

The Company’s U.S. Treasury bills that were classified as available-for-sale securities fully matured during the nine months ended September 30, 2024. There were no available-for-sale securities as of September 30, 2024. The balance of amortized cost, gross unrealized gains and losses, and fair value for available-for-sale securities as of December 31, 2023 is as follows:

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$2,661,092	$36,138	$(35,298)	$2,661,932
Total Available-for-sale securities	$2,661,092	$36,138	$(35,298)	$2,661,932

The Company recorded $680 of realized losses in the nine months ended September 30, 2024. The Company did not have any realized gains or losses in the nine months ended September 30, 2023.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4.PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	September 30,	December 31,
	2024	2023
Website	$285,377	$285,377
Computer equipment and purchased software	91,332	96,037
Equipment	19,291	35,449
Furniture and fixtures	26,982	87,184
Leasehold improvements	4,781	68,471
Total property and equipment	427,763	572,518
Accumulated depreciation	(324,960)	(444,731)
Total property and equipment, net	$102,803	$127,787

Depreciation expense for property and equipment was $16,506 and $23,399 for the three months ended September 30, 2024 and 2023, respectively, and $48,607 and $99,125 for the nine months ended September 30, 2024 and 2023, respectively.

5.INTERNALLY DEVELOPED SOFTWARE, NET

During the nine months ended September 30, 2024 and 2023, the Company capitalized $588,093 and $3,501,206, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $478,384 and $494,353 of amortization expense associated with capitalized internally developed software costs during the three months ended September 30, 2024 and 2023, respectively. The Company recognized $1,553,939 and $1,429,182 of amortization expense associated with capitalized internally developed software costs during the nine months ended September 30, 2024 and 2023, respectively. Accumulated amortization associated with capitalized internally developed software costs as of September 30, 2024 and December 31, 2023 was $8,518,694 and $6,964,755, respectively.

6. OTHER INTANGIBLE ASSETS, NET

During the nine months ended September 30, 2024, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company licenses to its customers, at an additional cost, the sequenced data associated with the sequenced FFPE blocks with the sale of said FFPE blocks. The sequenced data is also organized to form a database of research content that is available for sale to the Company’s customers through a subscription model. Amortization expense associated with the capitalized sequenced data was $47,889 for the three months ended September 30, 2024 and $143,666 for the nine months ended September 30, 2024. Amortization expense associated with the capitalized sequenced data was $6,383 for the three and nine months ended September 30, 2023.

7. DEBT FINANCING

On September 19, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with a lender (the “Lender”). Pursuant to the provisions of the Purchase Agreement, the Lender agreed to provide a loan to the Company in the amount of $1,000,000 (the “Loan”) and the Company agreed to issue to the Lender a promissory note in the principal amount of $1,000,000 payable within 12 months after the date of issuance, with interest accruing and payable at a rate of 18% per annum (the “Note”). The Purchase Agreement contains customary representations and warranties and obligates the Lender to provide an additional loan to the Company,

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

in the form of a revolving line of credit of up to $1,000,000, upon our initial filing of a Registration Statement for an underwritten or best-efforts public offering for gross proceeds of at least $5,000,000. On September 25, 2024, the Company and the Lender closed the transactions (“Closing”) described in the Purchase Agreement, the Lender provided funds to the Company in the net amount of $959,980 and the Company issued the Note to the Lender in the principal amount of $1,000,000. WestPark served as the placement agent in connection with the Loan and was paid a placement agent fee in the amount of $40,020 for its services.

The outstanding principal balance on the Note was $1,000,000 as of September 30, 2024.

Interest expense on the Note totaled $2,500 for the three month period ended September 30, 2024.

Debt issuance costs related to the Note totaled $140,020 which comprised of placement agent fee of $40,020 and legal costs of $100,000. The debt issuance cost will be amortized over the loan term of 12 months. The amortization expense which is included in interest expense on the statement of operations, totaled $1,945 for the three months ended September 30, 2024. Unamortized debt issuance costs on the Note totaled $138,075 at September 30, 2024.

On October 31, 2024, the Company paid off the outstanding principal balance of $1,000,000 and accrued interest of $18,000 on the Note.

8. FAIR VALUE MEASUREMENTS

As of September 30, 2024, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following table sets forth the Company’s assets to be measured at fair value on a recurring basis and their respective classification within the fair value hierarchy as of December 31, 2023:

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$2,661,932	$2,661,932	$—	$—
Total Assets	$2,661,932	$2,661,932	$—	$—

9.COMMITMENTS AND CONTINGENCIES

Leases

On July 2, 2024, the Company entered into a new operating lease (the “Woburn Lease”) of office space in Woburn, Massachusetts (the “Woburn Premises”) for a term of five years and two months, commencing on September 1, 2024, and terminating on October 30, 2029. The Company has a one-time option to extend the term of the Woburn Lease for one additional term of five years, provided that the Company is not in arrears in any payment of rent, the payment of any outstanding invoice, or otherwise in default. On June 28, 2024, the Company exercised a termination option included in the lease agreement of its former office space in Lexington, Massachusetts, and terminated the lease effective August 31, 2024.

Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The Company used the interest rate of 8% stated in the lease agreement to discount its real estate lease liabilities.

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the three and nine months ended September 30, 2024, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the nine months ended September 30, 2024:

Operating lease expense	$120,099
Short-term lease expense	—
Total lease cost	$120,099

Lease Position as of September 30, 2024

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of September 30, 2024 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$342,107
Total lease assets	$342,107

Liabilities
Current liabilities:
Operating lease liability – current portion	$42,513
Non-current liabilities:
Operating lease liability – net of current portion	281,437
Total lease liability	$323,950

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of September 30, 2024:

Weighted average remaining lease term (in years) – operating lease	5.08
Weighted average discount rate – operating lease	8.00%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2024 (excluding the nine months ended September 30, 2024)	$18,184
2025	66,674
2026	76,372
2027	80,190
2028	84,200
Thereafter	73,675
Total future minimum lease payments	399,295
Less effect of discounting	(75,345)
Present value of future minimum lease payments	$323,950

Rent expense for the three months ended September 30, 2024 and 2023 amounted to $28,467 and $41,078, respectively. Rent expense for the nine months ended September 30, 2024 and 2023 amounted to $120,099 and $125,735, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the nine months ended September 30, 2024 was as follows:

Non-cash operating lease expense (operating cash flow)	$112,876
Change in operating lease liabilities (operating cash flow)	$(108,420)

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

In the nine months ended September 30, 2024, the Company received additional sales tax exemption letters or representations from customers. In addition to this, the Company received confirmation from certain tax jurisdictions in which it had previously accrued a potential tax liability that its specimens are exempt from tax in those jurisdictions, therefore, the Company reversed the accrued liability associated with those jurisdictions. The Company also registered in certain states and commenced the filing and remittance of sales taxes. These factors contributed to the reduction of the sales tax liability to approximately $407,000 and the related interests and penalties to approximately $144,000 as of September 30, 2024.

As of September 30, 2024, the Company had recovered approximately $491,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the nine months ended September 30, 2024. The Company commenced VDA filings with certain tax jurisdictions in the third quarter of 2024, during which it started remitting its sales tax obligations.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2024, there was a legal dispute filed against the Company.

Resignation of Chief Information Officer and Filing of Demand for Arbitration

On July 25, 2024, Benjamin Bielak, the Company’s Chief Information Officer, until his resignation on July 14, 2024, initiated a Demand for Arbitration against the Company with the American Arbitration Association, pursuant to the dispute resolution provisions contained

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

in Mr. Bielak’s employment agreement. The terms and conditions of Mr. Bielak’s employment with the Company were governed by his employment agreement.

In his Demand for Arbitration Mr. Bielak claims that the Company failed to provide him with certain bonus payments allegedly due to him for work performed in 2023 and 2024. Mr. Bielak also claims that the Company failed to provide him with severance payments allegedly due pursuant to the provisions of his employment agreement. The total amount of Mr. Bielak’s claim for alleged damages is $586,800 plus attorneys’ fees and interest.

The Company believes that Mr. Bielak’s claims are without legal or factual basis, and intends to vigorously defend these claims. An arbitrator has been selected, however, a schedule for the arbitration is yet to be set as of November 7, 2024.

10.STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 shares are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors, be issued in one or more series.

At the Market Offering

On March 5, 2024, the Company put in place an At the Market Offering Agreement (the “ATM Agreement”) which allowed the Company to issue and sell shares of its common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent. During the nine months ended September 30, 2024, the Company sold 199,004 ATM Shares for gross proceeds of approximately $1,494,000 under the ATM Agreement. The Company incurred offering costs of approximately $255,000, resulting in net proceeds of approximately $1,239,000.

Stock Options

During the nine months ended September 30, 2023, the Company issued 3,545 shares of common stock for cash exercises of options of $70,889. There were no options exercises during the nine months ended September 30, 2024.

Warrants

Underwriter Warrants

In connection with the Company's underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 4,500 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $200.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of September 30, 2024, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $200 per share and a remaining weighted average time to expiration of 1.71 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 625 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $160.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity-classified. As of September 30, 2024, the Lender Warrant had not been exercised, and had a weighted average exercise price of $160 per share and a remaining weighted average time to expiration of 6.87 years.

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 65,625 shares of common stock. These PIPE Warrants have an exercise price of $260.00 per share and are immediately exercisable upon issuance and will expire on the five and one-half-year anniversary of the issuance date.

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

A summary of total warrant activity during the nine months ended September 30, 2024 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Warrants	Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2023	70,750	$255.30	3.47
Granted	—	—	—
Exercised	—	—	—
Repurchased	(65,625)	—	—
Balance at September 30, 2024	5,125	$195.12	2.34

11.STOCK-BASED COMPENSATION

Stock Incentive Plans

2021 Plan

In March 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan, which was subsequently amended in June 2021 and then on May 25, 2022 (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants, and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, RSUs and other stock-based awards. The Company's board of directors, or any committee to which the board of directors delegates such authority, has the sole discretion in administering, interpreting, amending, or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 30,400 shares of the Company's common stock, and the 2021 Plan was made effective with the completion of the IPO.

On May 24, 2023, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares under the 2021 Plan from 30,400 shares of common stock to 93,475 shares of common stock.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

During the nine months ended September 30, 2024 and 2023, 5,521 and 9,157 equity awards were granted under the 2021 Plan, respectively. During the three months ended September 30, 2024 and 2023, 754 and 977 equity awards were granted under the 2021 Plan, respectively. As of September 30, 2024, there were 67,224 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 85,679.

No equity awards were granted under the 2013 Plan during the nine months ended September 30, 2024 and 2023. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

During the nine months ended September 30, 2024 and 2023, the Company granted 5,521 and 9,115 stock options, respectively. The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the nine months ended September 30:

	2024	2023
Assumptions:
Risk-free interest rate	3.49% – 4.56%	3.75% – 4.52%
Expected term (in years)	0.27 – 4.00	0.61 – 4.00
Expected volatility	57.28% –58.71%	59.17% – 59.95%
Expected dividend yield	—	—

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2023	14,830	$43.47	8.53	$—
Granted	5,521	7.30	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(3,145)	24.70	—	—
Balance at September 30, 2024	17,206	$35.30	6.41	$—

Options exercisable at September 30, 2024	10,591	$46.05	5.43	$—

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the nine months ended September 30, 2024. The aggregate intrinsic value of stock options exercised was $48,494 during the nine months ended September 30, 2023.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The weighted average grant date fair value of stock options issued in the nine months ended September 30, 2024 and 2023 was $2.15 and $10.68, respectively. The following table sets forth the recorded stock options compensation expense of the Company during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses:	2024	2023	2024	2023
Technology	$160	$—	$3,363	$5,106
Sales and marketing	524	509	1,355	2,007
Supply development	265	—	696	820
Fulfillment	943	1,037	1,812	2,362
General and administrative	7,748	23,797	39,949	78,680
Total stock options expense	$9,640	$25,343	$47,175	$88,975

As of September 30, 2024 and 2023, a total of $51,788 and $139,090 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.15 and 2.72 years, respectively.

There were no stock options exercises during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company received proceeds of $70,889 from the exercise of stock options.

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2023	5,630	$113.09
Granted	—	—
Vested	(1,743)	117.80
Forfeited	(1,966)	110.04
Unvested Balance at September 30, 2024	1,921	$111.14

The Company recorded RSUs compensation expense during the three and nine months ended September 30 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating expenses:	2024	2023	2024	2023
Technology	$7,575	$27,152	$57,351	$94,805
Sales and marketing	11,657	16,763	37,074	47,577
Supply development	—	356	277	3,180
Fulfillment	15,440	12,092	33,168	51,144
General and administrative	20,829	24,587	63,658	65,866
Total RSU expense	$55,501	$80,950	$191,528	$262,572

As of September 30, 2024 and 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $191,528 and $688,510, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.18 and 2.11 years, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

12.INCOME TAXES

As of September 30, 2024 and December 31, 2023, the Company had federal net operating loss carryforwards of approximately $56,500,000 and $50,800,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $43,500,000 and $37,800,000, respectively, can be carried forward indefinitely. As of September 30, 2024 and December 31, 2023, the Company had state net operating loss carryforwards of approximately $33,300,000 and $31,100,000, respectively, that expire at various periods through 2044, respectively. As of September 30, 2024 and December 31, 2023, the Company had federal and state tax credits of approximately $2,142,000 and $2,058,300, respectively, available for future periods that expire at various periods through 2044. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

Due to changes in ownership provisions of the Internal Revenue Code of 1986 (the “IRC”), the availability of the Company's net operating loss carryforwards may be subject to annual limitations under Section 382 of the IRC against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

13. SUBSEQUENT EVENT

Securities Offering on Form S-1 and Material Definitive Agreement

On October 29, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with WestPark Capital, Inc. (the “Placement Agent”), and a securities purchase agreement (the “Purchase Agreement”) with investors pursuant to which the Company agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”) (i) 132,814  shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $2.999 per share, and (ii) pre-funded warrants to purchase up to 1,533,852 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $3.00 per Share, less $0.0001 per Pre-Funded Warrant, for aggregate gross proceeds of $4,998,464 (or $4,999,998 assuming the full exercise of the Pre-Funded Warrants), before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company intends to use the net proceeds of the offering for repayment of outstanding debt, potential acquisitions of assets or investments in businesses, products and technologies, and for marketing and advertising services. The remainder of the net proceeds will be used for working capital purposes.

The Offering closed on October 31, 2024. The securities sold in the Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-282736), which was filed with the Securities and Exchange Commission (the “Commission”) on October 18, 2024, and subsequently declared effective by the Commission on October 29, 2024.

On October 31, 2024, the Company entered into an Investor Relations Agreement (the “IR Agreement”) with IR Agency LLC (the “Consultant”). Under the IR Agreement, the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for these services, the Company paid the Consultant a fee, for an initial term of one month, after which it may be extended by mutual agreement, of Two Million U.S. Dollars ($2,000,000), paid in cash via bank wire transfer. Either party may terminate the IR Agreement at any time by providing written notice. The IR Agreement is governed by New Jersey law, with jurisdiction in federal and state courts located in New Jersey. A copy of the IR Agreement was filed as Exhibit 10.3 to the Current Report on Form 8-K on October 31, 2024.

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

Private Placement Offering

On December 1, 2021, we closed on a private placement offering (“PIPE”) for gross proceeds of approximately $21 million, before deducting approximately $1.4 million for underwriting discounts and commissions and estimated offering expenses, for (i) an aggregate of 87,500 shares of common stock and (ii) warrants, which are exercisable for an aggregate of up to 65,625 shares of common stock, all of which were repurchased by us on February 13, 2024, and are no longer outstanding.

At the Market Offering

On March 5, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC as agent (the “Sales Agent”) pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent (the “ATM Offering”). The ATM Shares, when issued, were registered pursuant to our shelf registration statement on Form S-3 (File No 333-265976), which became effective on July 12, 2022. We sold the ATM Shares, from time to time, pursuant to the ATM Agreement, in transactions that were “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the nine months ended September 30, 2024, we issued 199,004 shares of common stock for gross proceeds of approximately $1,494,000 under the ATM Agreement. In connection with the ATM Offering, we incurred offering costs of approximately $255,000, resulting in net proceeds of approximately $1,239,000.

Reverse Stock Split

On October 9, 2023, we received a notification from Nasdaq that our Common Stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market.

On July 19, 2024, our stockholders approved a proposal to amend our Fourth Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock, as well as any shares of common stock held by the Company in treasury, at a ratio in the range from 1-for-10 to 1-for-20.

On August 19, 2024, our board of directors approved a one-for-twenty (1:20) reverse stock split of our issued and outstanding shares of common stock. On September 13, 2024, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective on September 13, 2024, and our common stock began trading on a split-adjusted basis on Nasdaq on September 16, 2024.

On October 1, 2024, we received a notification from Nasdaq that the Staff has determined that for the last 11 consecutive business days, from September 16, 2024 to September 30, 2024, the closing bid price of our Common Stock was $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule 5559(a)(2).

Except as otherwise indicated, all references to our common stock, share data, per share data and related information have been adjusted for the Reverse Stock Split ratio of 1-for-20 as if they had occurred at the beginning of the earliest period presented. The Reverse Stock Split combined each 20 shares of our outstanding common stock and treasury shares into one share of common stock without any change in the par value per share, and the Reverse Stock Split correspondingly adjusted, among other things, the exercise rate of our warrants and options into our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Debt Financing

On September 19, 2024, we entered into a Note Purchase Agreement with the Lender. Pursuant to the provisions of the Purchase Agreement, the Lender agreed to provide a loan to us in the amount of $1,000,000 and we agreed to issue to the Lender a promissory note in the principal amount of $1,000,000 payable within 12 months after the date of issuance, with interest accruing and payable at a rate of 18% per annum. The Purchase Agreement contains customary representations and warranties and obligates the Lender to provide an additional loan to us, in the form of a revolving line of credit of up to $1,000,000, upon our initial filing of a Registration Statement for an underwritten or best-efforts public offering for gross proceeds of at least $5,000,000. On September 25, 2024, we and the Lender closed the transactions described in the Purchase Agreement, the Lender provided funds to the Company in the net amount of $959,980 and we issued the Note to the Lender in the principal amount of $1,000,000. WestPark served as the placement agent in connection with the Loan and was paid a placement agent fee in the amount of $40,020 for its services.

On October 31, 2024, we paid off the outstanding principal balance of $1,000,000 and accrued interest of $18,000 on the Note.

Securities Offering on Form S-1

On October 29, 2024, we entered into a placement agency agreement (the “Placement Agency Agreement”) with WestPark Capital, Inc. (the “Placement Agent”), and a securities purchase agreement (the “Purchase Agreement”) with investors pursuant to which we agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”) (i) 132,814  shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $2.999 per share, and (ii) pre-funded warrants to purchase up to 1,533,852 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $3.00 per Share, less $0.0001 per Pre-Funded Warrant, for aggregate gross proceeds of $4,998,464 (or $4,999,998 assuming the full exercise of the Pre-Funded Warrants), before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, we paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. We intend to use the net proceeds of the offering for repayment of outstanding debt, potential acquisitions of assets or investments in businesses, products and technologies, and for marketing and advertising services. The remainder of the net proceeds will be used for working capital purposes.

The Offering closed on October 31, 2024. The securities sold in the Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-282736), which was filed with the Securities and Exchange Commission (the “Commission”) on October 18, 2024, and subsequently declared effective by the Commission on October 29, 2024.

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

As of September 30, 2024, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Quarterly Report. The imposition of more sanctions and countersanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

Throughout the year ended December 31, 2023 through the nine months ended September 30, 2024, we have initiated efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in our workforce while streamlining operations and rationalizing our resources to focus on key market opportunities. As a result, we began to experience significant decreases in expenditures starting in the second half of 2023. The reductions in workforce since January 1, 2023 through the end of September 30, 2024 has resulted in an estimated reduction in compensation costs of approximately 70% and technology costs of approximately 70% by the end of September 30, 2024 when compared to January 1, 2023.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024, as evidenced by increased conversion ratios of quotes to purchase orders of 41%. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2024 when compared to 2023 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the nine months ended September 30, 2024 and 2023, we capitalized approximately $588,000 and $3,501,000, respectively, of internally developed software costs. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

We have shifted our focus from high volume to high value suppliers that meet our newly defined costs, quality and speed requirements. We established business criteria that focus on supplier capabilities and revenue growth strategies as well as technology criteria for integrating onto our iSpecimen Marketplace platform and participating with us. In the nine months ended September 30, 2024, we terminated 155 supplier agreements and are in the final stages of what we call our “supplier network refresh project”. This has resulted in fewer key suppliers, supported by our lean workforce and processes more effectively. We have been reengaging our suppliers in a more meaningful manner which assisted us in the implementation of our next day quote system. We now have a key supplier program whereby we proactively engage with the suppliers to promote our business through marketing campaigns and supplier organizations’ offerings.

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

Financial Operations Overview and Analysis for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Revenue	$2,661,936	$2,777,751	$(115,815)	(4)%
Operating expenses:
Cost of revenue	1,554,159	1,392,534	161,625	12%
Technology	754,730	921,580	(166,850)	(18)%
Sales and marketing	631,625	897,433	(265,808)	(30)%
Supply development	84,972	186,176	(101,204)	(54)%
Fulfillment	449,142	471,735	(22,593)	(5)%
General and administrative	892,712	1,102,373	(209,661)	(19)%
Total operating expenses	4,367,340	4,971,831	(604,491)	(12)%
Loss from operations	(1,705,404)	(2,194,080)	488,676	22%
Other income, net
Interest expense	(7,364)	(4,465)	(2,899)	(65)%
Interest income	1,235	67,362	(66,127)	(98)%
Other income (expense), net	271,680	20,082	251,598	1,253%
Total other income, net	265,551	82,979	182,572	220%
Net loss	$(1,439,853)	$(2,111,101)	671,248	32%

Revenue

Revenue decreased by approximately $116,000, or 4%, from approximately $2,778,000 for the three months ended September 30, 2023 to approximately $2,662,000 for the three months ended September 30, 2024. This was primarily due to a decrease in average selling price per specimen of $203, or 39%, from approximately $518 in the three months ended September 30, 2023 to approximately $315 in the three months ended September 30, 2024. The decrease in the average selling price per specimen was offset by an increase of 3,094, or 58%, in specimen count from 5,367 specimens in the three months ended September 30, 2023 to 8,461 specimens in the three months ended September 30, 2024.

Cost of Revenue

Cost of revenue increased by approximately $162,000, or 12%, from approximately $1,393,000 for the three months ended September 30, 2023 to approximately $1,554,000 for the three months ended September 30, 2024, which was attributable to an approximately 58% increase in the number of specimens accessioned for the current period compared to the same period in the prior year, offset by an approximately $76, or 29%, decrease in the average cost per specimen.

Technology

Total technology expenditures decreased by approximately $796,000, or 47%, from approximately $1,691,000 for the three months ended September 30, 2023 to approximately $895,000 for the three months ended September 30, 2024. Technology expenditures are either capitalized as internally developed software or expensed in the period incurred.

Technology expenditures capitalized as internally developed software costs decreased by approximately $630,000, or 82%, from approximately $769,000 for the three months ended September 30, 2023 to approximately $140,000 for the three months ended September 30, 2024 due to reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2024 when compared to 2023 and prior years.

Product development and technology expense that were not eligible for capitalization decreased by approximately $167,000, or 18%, from approximately $922,000 for the three months ended September 30, 2023 to approximately $755,000 for the three months ended September 30, 2024. The decrease was related to decreases in professional fees of approximately $88,000, decreases in headcount and payroll and related expenses of approximately $63,000, and amortization of internally developed software of approximately $16,000.

Sales and Marketing Expenses

Sales and marketing expenses decreased by approximately $266,000, or 30%, from approximately $898,000 for the three months ended September 30, 2023 to approximately $632,000 for the three months ended September 30, 2024. The decrease was primarily attributable to decreases in payroll and related expenses of approximately $205,000, external marketing expense of approximately $84,000, and general operating expenses related to sales and marketing of approximately $11,000, partially offset by an increase in advertising and promotions expense of approximately $34,000.

Supply Development

Supply development expenses decreased by approximately $101,000, or 54%, from approximately $186,000 for the three months ended September 30, 2023 to approximately $85,000 for the three months ended September 30, 2024. The decrease was primarily attributable to decreases in payroll and related expenses of approximately $62,000, professional fees of approximately $34,000, and general supply development expenses of approximately $5,000.

Fulfillment

Fulfillment costs decreased by approximately $23,000, or 5%, from approximately $472,000 for the three months ended September 30, 2023 to approximately $449,000 for the three months ended September 30, 2024. The decrease was primarily attributable to decreases in professional fees of approximately $99,000 and general operating expenses related to fulfillment of approximately $10,000, partially offset by an increase in payroll and related expenses of approximately $86,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment.

General and Administrative Expenses

General and administrative expenses decreased by approximately $209,000, or 19%, from approximately $1,102,000 for the three months ended September 30, 2023 to approximately $893,000 for the three months ended September 30, 2024. The decrease was attributable to decreases in compensation costs of approximately $172,000, general operating expenses of approximately $71,000, professional fees of approximately $20,000, utilities and facilities expenses of approximately $16,000, and depreciation and amortization of approximately $7,000, partially offset by increases in taxes and insurance of approximately $57,000 and bad debt expense of approximately $20,000.

Other Income, net

Other income, net, increased by approximately $183,000, or 220%, from approximately $83,000 for the three months ended September 30, 2023 to approximately $266,000 for the three months ended September 30, 2024. The increase in other income, net, was attributable to an increase in other income of approximately $252,000 which mainly consisted of noncash effect of a reversal of sales tax liability recognized in the prior year, partially offset by a decrease in interest income of approximately $66,000 and an increase in interest expense of approximately $3,000.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30		Change
	2024	2023	Dollars	Percentage
Revenue	$7,815,608	$7,353,090	$462,518	6%
Operating expenses:
Cost of revenue	3,978,557	3,393,079	585,478	17%
Technology	2,578,624	2,599,086	(20,462)	(1)%
Sales and marketing	2,380,515	2,972,757	(592,242)	(20)%
Supply development	420,322	801,038	(380,716)	(48)%
Fulfillment	1,293,185	1,363,427	(70,242)	(5)%
General and administrative	4,051,994	4,522,028	(470,034)	(10)%
Total operating expenses	14,703,197	15,651,415	(948,218)	(6)%
Loss from operations	(6,887,589)	(8,298,325)	1,410,736	17%
Other income, net
Interest expense	(16,303)	(11,535)	(4,768)	(41)%
Interest income	40,896	292,506	(251,610)	(86)%
Other income (expense), net	412,002	(9,173)	421,175	4,591%
Total other income, net	436,595	271,798	164,797	61%
Net loss	$(6,450,994)	$(8,026,527)	1,575,533	20%

Revenue

Revenue increased by approximately $463,000, or 6%, from approximately $7,353,000 for the nine months ended September 30, 2023 to approximately $7,816,000 for the nine months ended September 30, 2024. This was primarily due to an increase of 942, or 5% in specimen count from 18,678 specimens in the nine months ended September 30, 2023 to 19,620 specimens in the nine months ended September 30, 2024. The average selling price per specimen also increased by approximately $4, or 1%, from approximately $394 in the nine months ended September 30, 2023 to $398 in the nine months ended September 30, 2024.

Cost of Revenue

Cost of revenue increased by approximately $586,000, or 17%, from approximately $3,393,000 for the nine months ended September 30, 2023 to approximately $3,979,000 for the nine months ended September 30, 2024, which was attributable to a $21, or 12%, increase in the average cost per specimen and a 5% increase in the number of specimens accessioned during the nine months ended September 30, 2024 over the same period in the prior year.

Technology

Total technology expenditure decreased by approximately $2,933,000, or 48%, from approximately $6,100,000 for the nine months ended September 30, 2023 to approximately $3,167,000 for the nine months ended September 30, 2024. Technology expenditures are either capitalized as internally developed software or expensed in the period incurred.

Technology expenditures capitalized as internally developed software costs decreased by approximately $2,913,000, or 83%, from approximately $3,501,000 for the nine months ended September 30, 2023 to approximately $588,000 for the nine months ended September 30, 2024 due to reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2024 when compared to 2023 and prior years.

Product development and technology expense that were not eligible for capitalization decreased by approximately $20,000, or 1%, from approximately $2,599,000 for the nine months ended September 30, 2023 to approximately $2,579,000 for the nine months ended

September 30, 2024. The period over period decrease was related to decreases in payroll and related expenses of approximately $136,000 and professional fees of approximately $9,000, partially offset by an increase in amortization of approximately $125,000.

Sales and Marketing Expenses

Sales and marketing expenses decreased approximately $592,000, or 20%, from approximately $2,973,000 for the nine months ended September 30, 2023 to approximately $2,381,000 for the nine months ended September 30, 2024. The period over period decrease was primarily attributable to decreases in payroll and related expenses of approximately $434,000, external marketing expense of approximately $275,000, and general operating expenses related to sales and marketing of approximately $53,000, which were partially offset by increases in advertising and promotions expense of approximately $170,000.

Supply Development

Supply development expenses decreased approximately $381,000, or 48%, from approximately $801,000 for the nine months ended September 30, 2023 to approximately $420,000 for the nine months ended September 30, 2024. The period over period decrease was primarily attributable to decreases in professional fees of approximately $218,000, payroll and related expenses of approximately $141,000, and general supply development expenses of approximately $22,000.

Fulfillment

Fulfillment costs decreased approximately $70,000, or 5%, from approximately $1,363,000 for the nine months ended September 30, 2023 to approximately $1,293,000 for the nine months ended September 30, 2024. The decrease was primarily attributable to decreases in professional fees of approximately $97,000 and general operating expenses related to fulfillment of approximately $34,000, which were partially offset by an increase in payroll and related expenses of approximately $61,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment.

General and Administrative Expenses

General and administrative expenses decreased approximately $470,000, or 10%, from approximately $4,522,000 for the nine months ended September 30, 2023 to approximately $4,052,000 for the nine months ended September 30, 2024. The period over period decrease was attributable to decreases in compensation costs of approximately $470,000, general operating expenses of approximately $175,000, depreciation and amortization of approximately $51,000, bad debt expense of approximately $37,000, utilities and facilities expenses of approximately $26,000, which were partially offset by increases in taxes and insurance of approximately $148,000 and professional fees of approximately $141,000.

Other Income, net

Other income, net, increased by approximately $165,000, or 61%, from approximately $272,000 for the nine months ended September 30, 2023 to approximately $437,000 for the nine months ended September 30, 2024. The increase in other income, net, was attributable to an increase in other income (expense) of approximately $421,000 which mainly consisted of noncash effect of a reversal of sales tax liability recognized in the prior year, offset by a decrease in interest income of approximately $252,000 and an increase in interest expense of approximately $5,000.

Liquidity and Capital Resources

			Change
	September 30, 2024	December 31, 2023	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$1,751,854	$2,343,666	$(591,812)	(25)%
Available-for-sale securities	—	2,661,932	(2,661,932)	(100)%
Working capital	(1,610,379)	2,189,673	(3,800,052)	(174)%
Total assets	11,264,223	15,819,137	(4,554,914)	(29)%
Total stockholders' equity	4,714,572	9,741,077	(5,026,505)	(52)%

	Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(4,691,032)	$(6,152,691)	$1,461,659	24%
Net cash flows provided by (used in) investing activities	2,052,614	(6,505,340)	8,557,954	132%
Net cash flows provided by financing activities	2,046,606	70,889	1,975,717	2,787%
Net decrease in cash and cash equivalents	$(591,812)	$(12,587,142)	$11,995,330

Capital Resources

We have had recurring losses since inception. As of September 30, 2024, our available cash and cash equivalents and available-for-sale securities totaled approximately $1,752,000, which represented a decrease of approximately $3,254,000 from approximately $5,006,000, as of December 31, 2023. We had negative working capital of approximately $1,610,000, an accumulated deficit of approximately $65,816,000, cash and cash equivalents of approximately $1,752,000, and accounts payable and accrued expenses of approximately $5,078,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the year ended December 31, 2023, we began initiating efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reduction in workforce since January 1, 2023 through September 30, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 70% and technology costs of approximately 70% by the end of September 30, 2024 when compared to January 1, 2023.  While we plan to improve our sales and revenues, we are taking steps to significantly reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. In the nine months ended September 30, 2024, we engaged in raising capital through debt financing as discussed in Note 7 and subsequently, through public equity as discussed in Note 13.

We may be unsuccessful in increasing our revenues or contain our operating expenses, or we may be unable to raise additional capital on commercially favorable terms. Our failure to generate additional revenues or contain operating costs would have a negative impact on our business, results of operations and financial condition and our ability to continue as a going concern. If we do not generate enough revenue to provide an adequate level of working capital, our business plan will be scaled down further.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of this Quarterly Report. Management’s plan to mitigate the conditions that raise substantial doubt includes generating additional revenues, deferring certain projects and capital expenditures and eliminating certain future operating expenses for us to continue as a going concern. However, there can be no assurance that we will be successful in completing any of these options. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

Cash Flows

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $4,691,000, which consisted of a net loss of approximately $6,451,000 offset by non-cash charges of approximately $2,167,000, which included approximately $1,554,000 related to amortization of internally developed software, approximately $239,000 in stock-based compensation, approximately $206,000 in bad debt expense, approximately $144,000 related to amortization of other intangible assets, approximately $49,000 related to depreciation of property and equipment, approximately $4,000 related to amortization of discount and debt issuance costs on the senior note payable, and approximately $1,000 of losses from sales of available-for-sale securities, which were partially offset by approximately $29,000 of accretion of discount on available-for-sale securities.

Total changes in assets and liabilities of approximately $407,000 were attributable to an approximately $518,000 decrease in accrued expense, an approximately $452,000 increase in accounts receivable, an approximately $132,000 decrease in deferred revenue, an approximately $108,000 decrease in lease liability, and an approximately $12,000 increase in security deposits, offset by an approximately $558,000 decrease in accounts receivable-unbilled, an approximately $130,000 increase in accounts payable, an approximately $113,000 decrease in operating lease right-of-use asset, and an approximately $14,000 decrease in prepaid expenses and other current assets.

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $6,153,000, which consisted of a net loss of approximately $8,027,000 offset by non-cash charges of approximately $1,982,000, which included approximately $1,436,000 related to amortization of internally developed software, approximately $352,000 in stock-based compensation, approximately $243,000 in bad debt expense, and approximately $99,000 related to depreciation of property and equipment, offset by $147,000 of accretion of discount on available-for-sale securities.

Total changes in assets and liabilities of approximately $108,000 were attributable to an approximately $503,000 decrease in accrued expenses, an approximately $351,000 increase in accounts receivable, an approximately $179,000 decrease in accounts payable, an approximately $85,000 decrease in deferred revenue, an approximately $49,000 increase in operating lease right-of-use asset, and an approximately $20,000 increase in prepaid expenses and other current assets, offset by an approximately $902,000 decrease in accounts receivable-unbilled, an approximately $129,000 decrease in tax credit receivable, and an approximately $48,000 increase in operating lease liability.

Investing Activities

Net cash provided by investing activities was approximately $2,053,000 for the nine months ended September 30, 2024, which consisted of approximately $3,150,000 of proceeds from sales and maturities of available-for-sale securities, which were offset by approximately $588,000 of capitalization of internally developed software, approximately $461,000 of purchases of available-for-sale securities, approximately $25,000 of purchase of leasehold improvements, and approximately $24,000 of purchase of property and equipment.

Net cash used in investing activities was approximately $6,505,000 for the nine months ended September 30, 2023, which consisted of approximately $10,143,000 of purchase of available-for-sale securities, approximately $3,693,000 of capitalization of internally developed software, and approximately $19,000 of purchase of property and equipment, offset by approximately $7,350,000 of proceeds from sale and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities was approximately $2,047,000 for the nine months ended September 30, 2024, which consisted of approximately $1,494,000 of proceeds received from the issuance of common stock in connection with the ATM Offering, and $1,000,000 of proceeds received from the issuance of the senior note payable, offset by approximately $255,000 for the payment of offering costs in connection with the issuance of common stock in connection with the ATM Offering, approximately $140,000 for the payment of debt issuance costs in connection with the senior note payable, and approximately $53,000 for the repurchase of common stock exercisable under PIPE Warrants.

Net cash provided by financing activities was approximately $71,000 for the nine months ended September 30, 2023, due to proceeds received from the exercise of stock options.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the nine months ended September 30, 2024. However, there had been an increase in our shipping costs period over period during the nine months ended September 30, 2024.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the following material weakness in internal control over financial reporting:

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

●	We have engaged external tax advisors to complement internal resources and efforts and provide support in assessing the appropriate sales tax treatment associated with the Company’s products for all prior years in which the Company had generated revenue.
●	We have obtained sales tax exemption letters, representation letters or proof of payments of compensating use tax from our customers and we have started a collection effort of these sales taxes from certain customers who have notified the Company that they do not have a sales tax exemption letter.

●	We have begun implementing a sales tax software platform solution for the calculation, collection, and remittance of sales tax for all non-exempt future sales, and assisting with the collection and tracking of VDAs received from states where a potential sales tax liability may exist.
●	We have begun designing and implementing enhanced policies, procedures and controls related to the calculation, communication, collection, and remittance of sales tax to relevant jurisdictions.
●	We have begun filing VDAs and/or registrations for sales and use taxes in certain states, and the filing and remittance of past due and current periodic sales and use taxes.
●	We have begun training appropriate personnel in the effective design and execution of our enhanced policies, procedures, and controls, including the importance of the ongoing, consistent effective execution of such procedures and controls.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 25, 2024, Benjamin Bielak, the Company’s Chief Information Officer, until his resignation on July 14, 2024, initiated a Demand for Arbitration against the Company with the American Arbitration Association, pursuant to the dispute resolution provisions contained in Mr. Bielak’s employment agreement. The terms and conditions of Mr. Bielak’s employment with the Company were governed by his employment agreement.

In his Demand for Arbitration Mr. Bielak claims that the Company failed to provide him with certain bonus payments allegedly due to him for work performed in 2023 and 2024. Mr. Bielak also claims that the Company failed to provide him with severance payments allegedly due pursuant to the provisions of his employment agreement. The total amount of Mr. Bielak’s claim for alleged damages is $586,800 plus attorneys’ fees and interest.

The Company believes that Mr. Bielak’s claims are without legal or factual basis, and intends to vigorously defend these claims. An arbitrator has not yet been selected, and a schedule for the arbitration has not yet been set.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Board Committees

On July 25, 2024, Andrew L. Ross resigned as a director of the Company.

Pursuant to the Purchase Agreement, among other things, as a condition to Closing, three of the five directors serving on the board of directors of the Company (the “Board”) resigned from the Board and were replaced by three new directors designated by the Lender, which became effective immediately upon Closing on September 25, 2024. The Company received letters of resignation from each of Steven Gullans and Theresa Mock, each as a member of the Board, and from Elizabeth A. Graham, as a member and the chairperson of the Board, effective upon Closing.

Effective upon Closing on September 25, 2024, Richard Paolone, Avtar Dhaliwal and Katharyn (Katie) Field were each appointed to serve on the Board with Ms. Field appointed as the chairperson of the Board.

Also, effective upon Closing, each of Mr. Paolone and Ms. Field was appointed as a member of the Audit Committee of the Board, each of Mr. Paolone and Mr. Dhaliwal was appointed as a member of the Compensation Committee of the Board (the “Compensation Committee”), with Mr. Paolone appointed as Chair of the Compensation Committee, and each of Mr. Dhaliwal and Ms. Field was appointed as a member of the Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”), with Mr. Dhaliwal appointed as Chair of the Nominating Committee.

The table below shows the approved composition of each standing committee of the Board of Directors:

Committee	Chair	Members
Audit Committee	John L. Brooks III	John L. Brooks III, Katharyn Field and Richard Paolone
Compensation Committee	Richard Paolone	Richard Paolone, Avtar Dhaliwal and John L. Brooks III
Nominating and Corporate Governance Committee	Avtar Dhaliwal	Avtar Dhaliwal and Katharyn Field

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1

Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)

4.1	Senior Note, dated as of September 24, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2024)
10.1

Commercial Lease, dated July 2, 2024, between the Company and Cummings Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)

10.2	Notice of Lease Termination, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)
10.3	Note Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2024)
10.4

Form of Indemnification Agreement, by and between the Company and certain directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A (File No. 333-250198) filed with the SEC on December 31, 2020).

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

iSpecimen Inc.

Date: November 7, 2024	By:	/s/ Tracy Curley
	Name:	Tracy Curley
	Title:	Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)