Form 10-K
period 2024-12-31
iSpecimen Inc.
filed 2025-04-14
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-40501

iSpecimen Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0480143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Cabot Road, Woburn, Massachusetts	02420
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 301-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ISPC	The Nasdaq Stock Market LLC

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

Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $10,362,059. Shares of common stock held by executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2025, there were 2,496,858 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference

Not applicable.

i

SPECIAL NOTE

As used in this Annual Report on Form 10-K (“Annual Report”), unless the context otherwise requires, the terms the “Company,” “iSpecimen,” “we,” “us,” and “our” refer to iSpecimen Inc., a Delaware corporation. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ended December 31, 2024).

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

These forward-looking statements involve numerous risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate could be materially different from our expectations. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward- looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this Annual Report. The trading price of our common stock could decline due to any of these risks.

Our business is subject to numerous risks as described in this section. Some of these risks include:

Risks Related to Our Business

➢	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability;

➢	There is substantial doubt about our ability to continue as a going concern;

➢	During the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting, and we may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate this material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;

➢	We may likely require additional capital in the future and an inability to meet future capital needs could adversely impact our ability to operate;

➢	Our revenue trend is not predictive which can lead to difficulty in accurately forecasting future results;

➢	International operation expansion could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition;

➢	We rely upon our technology solution for the operation of our business and if our technology platform contains defects or fails to perform as expected, we may need to suspend its availability and divert development resources, and our business and reputation may be harmed;

➢	Sustainable future revenue growth is dependent upon the development of technology solutions that enable scale and address new markets;

➢	If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, customers and suppliers may curtail or stop using our services, and we may incur significant legal and financial exposure;

➢	Challenges or unanticipated costs in establishing the sales, marketing, and distribution capabilities necessary to successfully commercialize our products globally could affect profitability;

➢	We rely upon relatively few customers for a significant portion of revenue and do not have a recurring revenue business model. A loss of large customers could affect our ability to operate;

➢	Customers and customer prospects may be averse to using a self-service marketplace to procure specimens and may continue to require iSpecimen personnel in the procurement process, impacting our scalability and profitability;

➢	We have entered into contracts with U.S. government agencies and contractors which subjects us to federal contract and audit risk;

➢	The adoption cycle of our supply network tends to be very lengthy, which may adversely affect our ability to scale rapidly and increase revenues;

➢	Potential adverse effects from changes in the healthcare industry, including consolidations and regulatory changes, could affect access to subjects, samples, and data and affect our growth;

➢	We do not control the end-to-end quality of specimens and data collected in our supply chain and quality issues can affect our reputation, revenue, and profitability;

➢	Reliance of relatively few supply partners for significant supplies and services could affect our ability to operate and grow;

➢	Specimen collection from human subjects, including the possible occurrence of adverse events during or after tissue collection, could provide exposure to claims and litigation;

➢	We may lose business to competitors which have or develop their own biorepositories and/or collection centers that can meet customers’ needs;

➢	We have incurred losses from sales tax obligations owed to various jurisdictions by us because we did not collect taxes on taxable sales in prior years, and we may never be able to recover the prior sales taxes from the customers; and

➢	We may incur additional debt, and we are subject to the covenants and conditions contained in the Note Purchase Agreement, dated as of September 19, 2024 (the “Purchase Agreement”), between us and the Lender named therein (the “Lender”) and any other agreement governing our debt, which may restrict our operations and ability to make investments and distributions.

Risks Related to Intellectual Property

➢	We do not have any patents protecting our intellectual property and if we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed technology, our business could be adversely affected.

Risks Related to Regulatory Environment

➢	Failure to comply with federal and state data protection regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business;

➢	Failure to comply with international laws related to data protection, such as the General Data Protection Regulation (“GDPR”) could result in fines, penalties, and litigation, and have a material adverse effect upon the Company’s business;

➢	Failure to comply with laws and regulations related to the protection of research subjects could result in fines, penalties, and litigation, and have a material adverse effect upon our business;

➢	Product safety and product liability, including bio-hazard risks, could provide exposure to claims and litigation;

➢	Failure to comply with federal and state laws around environmental, health and safety, biohazards and dangerous goods, and imports/exports could result in fines, penalties, and litigation, and have a material adverse effect upon our business;

➢	Failure to comply with other international laws around environmental, health and safety, biohazards and dangerous goods, imports/exports, and other regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business; and

➢	Failure to comply with governmental export and import regulations could result in fines, penalties, and litigation, and have a material adverse effect upon the Company’s business.

Risks Related to Our Securities

➢	There can be no assurance that an active and liquid trading market for our common stock will continue or that we will be able to continue to comply with Nasdaq’s continued listing standards;

➢	If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, our common stock could be delisted from Nasdaq;

➢	The sale of substantial shares of our common stock may depress our stock price;

➢	We may need additional capital, and the sale of additional shares of common stock or other equity securities could result in additional dilution to our stockholders;

➢	We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock;

➢	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders;

➢	Our bylaws, as amended, designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees; and

➢	Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director.

v

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

Overview

iSpecimen is technology-driven company founded to address a critical challenge: how to connect life science researchers who need human biofluids, tissues, and living cells (“biospecimens”) for their research, with the billions of biospecimens available (but not easily accessible) in healthcare provider organizations worldwide. Our ground-breaking iSpecimen Marketplace platform was designed to solve this problem and transform the biospecimen procurement process to accelerate medical discovery.

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

The iSpecimen Marketplace Solution

The iSpecimen Marketplace offers single-source access to millions of human biospecimens and patients across a diverse network of specimen providers quickly and compliantly, saving researchers time and money in their specimen procurement process while making it easier and more efficient for providers to get their specimens in the hands of researchers who need them. Our iSpecimen Marketplace technology makes it as easy to find specimens for research as it is to find flights on a travel website. We have adopted many of the same ease-of-use characteristics of these business-to-consumer, or B2C marketplaces, from simple guided searches, to the ability to refine search criteria with sliders and checkboxes, to the ability to add chosen items to a cart in order to purchase them, to online order management. Our two-sided marketplace platform makes it easy for researchers and healthcare providers to connect and transact, introducing efficiencies into what is otherwise a very time-consuming and manual process.

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

As of December 31, 2024, we had more than 7,925 external registered users on the iSpecimen Marketplace platform, representing more than 3,006 unique internet domains. Collectively, these users logged into the iSpecimen Marketplace more than 162,252 times and performed nearly 19,295 specimen searches yielding more than 3,098 quote requests since its launch.

Our iSpecimen Marketplace platform has compiled de-identified healthcare data provided by our healthcare supply partners’ approximately 19 million patient records, 105 million clinical specimen records, 1.4 million banked specimen records, and 1.2 million medical conditions as of December 31, 2024 — to allow researchers to easily search for and select research subjects, specimens, and associated data they need to drive their research programs. It then orchestrates and manages the biospecimen procurement workflows of both researchers and suppliers to bring efficiency to the entire buying process. Through the iSpecimen Marketplace, researchers gain instant access to millions of specimens anytime, anywhere, while participating supply organizations gain an opportunity to contribute compliantly to medical research while increasing their revenue and sustainability.

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

Our Technology

Technology Components

The iSpecimen Marketplace technology is comprised of four major functional areas: search, workflow, data and administrative, compliance and reporting. We continue to invest in the evolution of these areas to improve customer and supplier engagement with the platform; provide operational efficiencies for our suppliers, our customers, and our internal operations; and increase the liquidity of products and services obtained through the platform. Our core business objective is to retain and grow both researcher and supplier usage of our platform to support biospecimen procurement, as well as to position our Company to explore other adjacent business opportunities that can benefit from the use of the iSpecimen Marketplace.

➢	Search. The primary purpose of the iSpecimen Marketplace is to matchmake between those with access to subjects, specimens, and data, and those with a need for them to power their research.

By entering subject and sample selection requests through the iSpecimen Marketplace, researchers can instantly search across the available medical records of large populations within iSpecimen’s healthcare provider network to create customized patient and specimen cohorts. Researchers can specify their criteria and either refine and review results to select specific specimens instantly, or they can request that iSpecimen find patients, specimens, and associated data to satisfy their needs when specimens do not currently exist in our network. Using our own proprietary algorithms, we enable researchers to explore both biospecimens that are currently available and view projections of those that are likely to become available in the future based on historic statistical analysis of data. This allows researchers to quickly and easily determine how we can fulfill their requirements, which is especially useful for project planning and budgeting.

Our search capabilities are what most notably distinguishes the iSpecimen Marketplace from other business-to- business, or B2B bioprocurement marketplaces. Whereas some other bioprocurement marketplaces support a search that generates a list of service providers that the researcher must then contact to inquire about specimen availability, the iSpecimen Marketplace goes a step further and returns a list of available specimens and data that actually meet the researcher’s specific requirements. Researchers can then select the individual specimens, add them to a cart, and request a quote for these exact specimens. By incorporating user experiences that researchers are accustomed to from their online consumer shopping experiences, such as faceted searches and the ability to add items to a cart, the iSpecimen Marketplace brings B2C ease of use to the B2B space.

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

Finally, the Marketplace technology acts as the command and control center for internal iSpecimen operations users and allows them to easily federate and manage the sourcing of specimens and data for all requested projects across a large and growing supply chain. The technology tracks and manages requests for specimens from inquiry-to-invoice and provides a single place for internal users to manage all specimen requests, orders, shipments, and data. Additionally, because our technology easily scales to support a growing supply network and customer base, we have satisfied projects of all types and sizes — from small specimen requests to projects with more than a thousand samples from specific patient cohorts. As of December 31, 2024, we had delivered more than 212,000 specimens in support of more than 3,400 unique projects since inception.

➢	Data. We power search and orchestrate the procurement workflow through our ability to acquire, ingest, generate, and use big data from our healthcare provider partners. Working with a global, centralized set of healthcare providers, we receive this data in a variety of different formats and quality levels. We de-identify, normalize, and harmonize our supplier network’s data for usage in our iSpecimen Marketplace, ensuring the highest level of patient privacy and compliance with HIPAA (as defined below) and all other applicable regulations that govern the research use of patient specimens and data. As of December 31, 2024, the iSpecimen Marketplace had ingested and harmonized data on approximately 19 million patients, 105 million clinical specimens, 1.4 million banked specimens, and 1.2 million medical conditions.

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

The cross product of all these categories (i.e. remnant or research use only and biofluids, tissues, or hematopoietic stem or immune cells) describes the product types we use to track and manage the business. These groupings include:

➢	Remnant biofluids — These leftover clinical samples are procured from our clinical lab partners and are typically available days after specimen collection. They are generally priced to the researcher per specimen, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 11% and 13% of our revenue in 2024 and 2023, respectively.

➢	Remnant tissue — These leftover anatomic pathology samples are procured from our pathology lab partners and typically are available years after they were first collected for clinical care. They are generally priced depending upon specimen type, rarity, and requested data.

➢	Remnant hematopoietic stem and immune cells — Remnant hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their viable cellular components, that are left over from a clinical testing process. These samples may be obtained from clinical and anatomic pathology labs.

➢	Next generation sequenced (“NGS”) tissues – NGS tissues include various cancer types that have been fully DNA/RNA sequenced to identify specific biomarkers of interest. The tissues screened are tumor only FFPE specimens. Results are analyzed and paired with clinical annotation to create a robust data package that has some utility even without the need for the specimen itself. Tissues used for the program are a combination of remnant waiver of consent tissue blocks along with RUO fully consented blocks.

➢	Research use only biofluids — Research use only biofluids are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. We obtain these samples via a variety of sources, including our biorepository and clinical research center partners. They are generally priced to the researcher per collection, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 49% and 39% of our revenue in 2024 and 2023, respectively.

➢	Research use only tissue — Research use only tissues are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. They are typically collected during a clinically required surgical procedure. We obtain these specimens from our biorepository partners, anatomic pathology laboratories, or clinical research centers that have relationships with surgical facilities. These samples are priced to the researcher per sample, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 39% and 47% of our revenue in 2024 and 2023, respectively.

➢	Research use only hematopoietic stem and immune cells — Research use only hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their cellular components, which are collected from subjects with their consent and under an IRB (or equivalent) protocol. Some of the aforementioned products are collected from healthy subjects or diagnosed (diseased) subjects and may be offered to researchers in fresh or cryopreserved format. They are prospectively collected primarily from our blood donor center partners or picked from banked inventory maintained by our supply site partners. The collection of these samples may require subjects to undergo apheresis procedures, bone marrow extraction procedures, and/or hematopoietic stem cell (HSC) mobilization therapies. These products are generally priced to the researcher per collection depending upon collection type, specimen type, rarity (subject phenotype or attributes selected), required procedures, and requested data. Research use only hematopoietic stem and immune cells were a relatively new product to us in 2019. These specimens accounted for approximately 1% and 1% of our revenue in 2024 and 2023, respectively.

For each of these product types, biospecimens may already exist in laboratory archives or banked in our network of biorepositories (“banked”) or may be collected in the future from our network of healthcare providers and commercial specimen providers (“prospectively-collected” or “custom collections”).

Our Supply Partners

Critical to the success of the iSpecimen Marketplace is the network of healthcare providers who make their patients, samples, and data available to researchers. This supply network was built over a ten-year period and as of December 31, 2024, our supply network consisted of approximately 76 unique healthcare organizations and biospecimen providers under agreement, including healthcare systems, community hospitals, clinics, private practice groups, commercial laboratories, blood centers, commercial biobanks, clinical research sites, and cadaveric donation centers.

Our suppliers are located in eleven (11) countries across the Americas, Europe, and Asia and our cost of revenue for the years ended December 31, 2024 and 2023, break out as follows geographically:

	December 31,
	2024	2023
Americas	66.19%	64.87%
Europe, Middle East and Africa	27.24%	23.08%
Asia Pacific	6.57%	12.05%

There was one supplier that accounted for 11.3% of our total cost of revenue during the year ended December 31, 2024. There was one supplier that accounted for 12.7% of our total cost of revenue during the year ended December 31, 2023.

Each supplier organization may give us access to one or more of the following environments within their organization where specimens may be obtained:

➢	Clinical labs — This environment provides access to remnant biofluids and is typically found in hospitals, commercial laboratories, clinics, and private practice groups. As of December 31, 2024, approximately 11 of our healthcare supply sites provided us with access to remnant biofluids originating in clinical labs;

➢	Pathology labs — This environment provides access to remnant tissue and remnant hematopoietic stem and immune cells and typically exists within hospitals or commercial laboratories. As of December 31, 2024, approximately two (2) of our healthcare supply sites provided us with access to remnant tissue or cells originating in pathology labs;

➢	Biorepositories — These organizations typically reside within larger healthcare systems or commercial organizations. Generally, they collect and store specimens for unspecified future research purposes. As of December 31, 2024, approximately 16 of our supply sites provided us with access to specimens stored in biorepositories;

➢	Blood donor centers — These organizations typically collect large volumes of blood and derivatives for therapeutic or research purposes. They own and operate donor centers and may manufacture broad selection of isolated cell types (fresh or cryopreserved) from consented donors for research use. As of December 31, 2024, two (2) of our supply sites provided us with access to large volume blood products;

➢	Cadaveric donation centers — These organizations receive whole cadavers and provide access to cadaveric tissues, biofluids, and stem cells, specifically for research purposes. As of December 31, 2024, one (1) of our supply sites provided us with cadaveric tissues and biofluids; and

➢	Clinical research centers — These organizations generally reside within healthcare facilities such as hospitals or clinics, or they operate as standalone entities providing access to subjects for research programs. Subjects may be approached and consented to provide specimens when they are in for healthcare appointments (i.e. patient encounters) or may be called in to specifically participate in research projects. As of December 31, 2024, approximately 44 of our healthcare supply sites provided us with access to patients directly from over thousands hospitals and thousands of clinics and practice groups.

Supply sites may provide specimens from one or all these environments, depending on their practices and capabilities. Each supply site can select how it will work with our Company.

In addition to obtaining specimens and data directly from healthcare organizations, we work with several commercial biobanks and biospecimen brokers who have their own network of healthcare provider supply partners and wish to make their samples available to our research clients as well. While these organizations are generally considered our competitors, they are willing to work with us because we provide value by acting as both a distribution channel for them and a supply partner to them to increase their revenues. Moreover, the inclusion of competitors’ specimens in our iSpecimen Marketplace platform further strengthens our competitive position and value to our customers by further de- fragmenting our customers’ buying experience.

Our Customers

Our customer base is primarily comprised of three main segments: biopharmaceutical companies, in vitro diagnostic companies, and government/academic institutions. As of December 31, 2024, we had distributed our specimens to approximately 765 customers, such as the Centers for Disease Control and Prevention. Since entering the regenerative medicine market late 2019, we have acquired 33 customers representing 0.7% of our total revenue both in 2023 and in 2024.

From our inception through December 31, 2024, we had distributed more than 240,000 specimens to 23 countries and our geographical revenues distribution for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Americas	85.13%	89.93%
Europe, Middle East and Africa	12.71%	9.10%
Asia Pacific	2.16%	0.97%

During the year ended December 31, 2024, there was one customer that accounted for approximately 29% of our total revenue generated. During the year ended December 31, 2023, there were one customer that accounted for approximately 25% of our total revenue generated. We continuously engage with all customers when we receive inbound requests from them, whether they are within or outside of the Americas. Year-over-year, our top customers have been different because their specimen needs tend to be project-based and depending upon where they are in their research and development cycle, they may not need large numbers of specimens each year. During the year, our customer retention rates are moderate, with 16 of our top 25 customers (64%) in the year ended December 31, 2023 also procuring specimens in the year ended December 31, 2024.

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

Our Competitors

We compete with a highly fragmented landscape of organizations who have access to human biospecimens. The competitive organizations, including:

➢	Healthcare providers, who may offer access to clinical laboratory specimens, pathology laboratory specimens, biorepository specimens, or patients directly for research;

➢	Commercial biobanks, who purchase and maintain inventories of specimens from healthcare providers in anticipation of future requests from researchers. Some of these organizations offer online catalogs that can be searched for specimens within their own biobanks;

➢	Specimen brokers, who act as a middleman between healthcare providers and researchers on a transaction-by- transaction basis;

➢	Commercial specimen providers who operate their own donor centers, specimen procurement groups, and cell manufacturing facilities. Some of these organizations offer online catalogs that can be searched for specimens within their own biobanks; and

➢	Research services marketplaces that provide access to a list of biospecimen providers but not a list of available biospecimens. These organizations allow a researcher to fill out a specimen request form online which then gets distributed to the biospecimen providers in their marketplace. They do not support searches for precise specimens in the services marketplace.

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

The vast majority of the specimens used by our customers are for projects that do not require 21 CFR Part 11 compliance, and our customers are responsible for determining whether they require Part 11-compliant data for the particular use. For specimens that are collected with informed consent, we audit informed consent differently for supply sites that use their own IRB or ethics committee and those supply sites that use the IRB we contract. In the event we are required to contact a client about a shipped specimen that is not supported by informed consent, which had not happened as of December 31, 2024, the client would then determine whether it could use the specimen without informed consent. In addition, we contract with an outside IRB for IRB services, which agrees to perform the services in accordance with all applicable laws and regulations governing independent institutional review boards, and to indemnify us for its failure to comply with applicable laws, rules, and regulations. The failure of our Company or our supply sites to comply with international, federal, state, and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which could have a material adverse effect on our business.

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

Employees

As of December 31, 2024, we had twenty-four (24) employees, one (1) of whom was engaged in research and development activities, nine (9) of whom were engaged in sales and marketing activities, eleven (11) of whom were engaged in operations and fulfillment activities, and three (3) of whom were engaged in supply development and management activities. Our employees are primarily located in Woburn, Massachusetts with fifteen (15) remote sales, marketing, and supply development personnel located elsewhere in the U.S.

As of December 31, 2023, we had fifty-three (23) employees (not including co-ops or summer interns), ten (10) of whom were engaged in research and development activities, eleven (11) of whom were engaged in sales and marketing activities, eighteen (18) of whom were engaged in operations and fulfillment activities, five (5) of whom were engaged in supply development and management activities, and nine (9) of whom were engaged in general and administrative functions. Our employees are primarily located in Lexington, Massachusetts with sixteen (16) remote sales, marketing, and supply development personnel located elsewhere in the U.S.

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

We were founded in 2009 and completed our first commercial sale in 2012. We did not start generating revenues until 2016. We are not profitable and have incurred losses in each period since our inception in 2009. For the years ended December 31, 2024 and 2023, we reported net losses of $12,497,805 and $11,099,488, respectively. We had an accumulated deficit of $71,862,617 as of December 31, 2024.

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

Our audited financial statements included in this Annual Report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. We have suffered recurring net losses and accumulated deficits as of December 31, 2024. These conditions raise substantial doubts about our ability to continue as a going concern. Our plan for continuing as a going concern includes improving our profitability and obtaining additional financing, including public and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

During the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate this material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. We are also required to make assessment of our internal controls over financial reporting pursuant to Section 404. We have included in this Annual Report management’s assessment disclosure of any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act. We could be an emerging growth company for up to five years after the date of our initial public offering (“IPO”).

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

We believe the measures described above should address the material weakness identified and strengthen our internal control over financial reporting. These measures are expected to result in future costs for us. While we continue the process to implement our plan to remediate the material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations for the year ended December 31, 2024, any of which could diminish investor confidence in us and cause a decline in our stock price.

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

Our revenue trend is not predictive and our ability to accurately forecast future results is limited and is impacted by a number of factors, including:

➢	Our revenue is transactional and not recurring. Researchers pay us to provide specimens when they have a need for specimens. We do not currently charge our customer or supply chain for access to the iSpecimen Marketplace;

➢	Our revenue is significantly concentrated and varies by customer year-over-year. There was one customer that accounted for approximately 29% of our revenue in 2024. In 2023, there was one customer that represented approximately 25% of our revenue;

➢	Researcher needs may change over the lifetime of a project, based on the stage of the project. A research customer in one time period may not have a need for specimens again in the next;

➢	Research projects get terminated or suspended for a variety of reasons, including funding issues or unexpected results. Any termination or suspension of a project may cause a corresponding cancellation or delay in purchase orders we have received for specimens; and

➢	Suppliers may not accurately estimate how long it will take them to fulfill specimen requests, making it more difficult to accurately forecast when we will recognize revenue on these specimen requests.

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

We operate internationally and expect to expand internationally. For example, we procure specimens from sites outside of the United States and we also distribute samples to organizations located around the world. As of December 31, 2024, we had customers in 23 countries and supply sites in 11 countries, International expansion exposes us to additional risks, including:

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

Our iSpecimen Marketplace technology consists of four major functional areas: data ingestion and harmonization, search, workflow management, and administration, compliance and reporting. Each of these functional areas need continual development to both enable our current business to scale and to enable us to enter new markets. As financial resources become available, our intention is to focus most of our engineering resources on the development of the iSpecimen Marketplace platform for the foreseeable future. In fiscal year 2024, we incurred $3,530,291 in technology expenses, and capitalized $653,288 for internally developed software. While we have spent a significant amount of time and resources on the development of this platform, we cannot provide any assurances of our iSpecimen Marketplace’s short or long-term success or growth and there is no assurance that the resources being allocated for the platform will be sufficient to complete planned additional capabilities, or that such completion will result in significant revenues or profit for us. If our customers or suppliers do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new customers or suppliers.

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

We, and the third-party providers upon which we rely, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged or compromised by malicious events, such as cyberattacks (including computer viruses, malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state- supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. Although prior cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that future cyberattacks, if successful, will not have a material impact on our business or financial results. While we have security measures in place to protect our information and our customers’ and suppliers’ information and to prevent data loss and other security breaches, there can be no assurance that in the future we will be able to anticipate or prevent security breaches or unauthorized access of our information technology systems or the information technology systems of the third-party providers upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches, unauthorized tampering or human error.

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

We have derived, and believe that we may continue to derive, a significant portion of our revenue from a limited number of customers that vary each year. During the year ended December 31, 2024, one customer represented 29% of the Company’s revenues, and during the year ended December 31, 2023, one customer represented 25% of our revenue. We do not have a recurring revenue model and our customers may buy less of our products or services depending on their research and development cycles, internal budget cycles, product and service requirements, and competitive offerings. A major customer in one year may not purchase any of our products or services in another year, which may adversely affect our financial performance.

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

Our contracts with our customers generally allow them to reduce, delay, or cancel the unfulfilled portion of their specimen order with a two-week notice. Customers may reduce, delay, or cancel their unfulfilled orders due to a variety of reasons including they make changes to project requirements and the open request no longer meets their needs; their budgets change or projects get cancelled; they place orders with multiple specimen providers and cancel open orders when they have procured sufficient quantity of samples across all their sources; or we are unable to fulfill the entire order before the project deadline. For orders received in 2024 and 2023, we fulfilled approximately 69% and 77%, , respectively, of the total value of these orders. These percentages do not take into consideration long term or open- ended projects that are not intended to be completely fulfilled at year end. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the reduction, delay or cancellation of orders.

We have entered into contracts with U.S. government agencies and contractors which subjects us to federal contract and audit risks.

We entered into contracts with U.S. government agencies and contractors, representing approximately 0.2% and 1.0% of our total revenue for 2024 and 2023, respectively, that may contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

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

Instead, we rely upon our customers to perform quality checks themselves and offer refunds or replacements for products that do not meet specification. We receive products from supply sites and ship them to our customers. In 2024, the percent of specimens that met specifications was 99% for clinical remnant specimens, 89% for banked research specimens and 99% for custom research collections. In 2023, the percent of specimens that met specifications was 99% for clinical remnant specimens, 97% for banked research specimens and 99% for custom research collections. Percentage of specimens that met specifications decreased year over year from 2022 and then again during the year ended December 31, 2024. Following feedback from our customers, we implemented a robust return and exchange program to better meet customer needs. iSpecimen is also terminating contracts with suppliers with lower quality specimens. Any issues with quality from our supply sites can adversely affect our reputation, revenue, and profitability.

Reliance on relatively few supply partners for significant supplies and services could affect our ability to operate and grow.

We have derived, and believe that we may continue to derive, a significant portion of our revenues from products we procure from a limited number of supply sites. For the year ended December 31, 2024, there was one supplier who accounted for 11% of our total cost of revenue and three other suppliers who, together, accounted for an additional 17% of our total cost of revenue. For the year ended December 31, 2023, there was one supplier who accounted for 13% of our total cost of revenue and three other suppliers who, together, accounted for an additional 23% of our total cost of revenue. Any change in the ability of a major supply site to provide us with products and services (such as financial health of the supply site, key leadership, research focus, information technology, competitive demand for specimens from third-parties, pricing structures, contract status and changes in the general economy) may adversely affect our financial performance.

Our supply partners’ inventories may become obsolete, which could have a material adverse effect upon our ability to generate revenue.

During the year ended December 31, 2024, approximately 52% of our revenue was derived from specimens that were procured from our supply partners’ existing sample inventories in their biobanks. These inventories may become obsolete due to changes in regulatory requirements such as a requirement for new consent form disclosures; changes in researcher requirements for the types of specimens, subjects, and data they need for their studies; and/or general degradation in the quality of stored specimens. Any change in regulations, researcher needs, or specimen quality could render our supply partners’ inventories obsolete and may adversely affect our financial performance.

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

We distribute biological specimens to customers around the world. These specimens need to be delivered over a range of temperatures from ambient to cryogenic and delivery timeframes that can be as quick as hours. We rely on third- party shipping materials (such as thermal containers) as well as shipping services (such as FedEx) to transport specimens to our customers. Shipping materials may be defective and third-party shipping services, including international shipping services, could become disrupted by adverse weather conditions, natural disasters, military conflicts, flight cancellations, ground logistics issues, customs delays, and other service interruptions. Any defect in our shipping materials or delays in shipping service times could cause damage to these specimens and render them unusable by our customers. If we are unable to deliver our specimens in a timely matter and without damage, our revenue could be negatively impacted and our reputation with our customers could suffer, resulting in material harm to our business.

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

As of December 31, 2023 and 2024, the Company’s supply sites in Russia that had not been under sanctions were now accessible and the Company’s supply sites in Ukraine had mostly reopened. However, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company does not use them as sole specimen sources at a purchase order level. Alternate suppliers do not have the same favorable unit economics or specimen collection rates. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

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

Many of our competitors have their own biorepository of specimens that they have collected or procured over time. These inventories, when they meet a customer’s needs for product, almost always provide our competitors with a time-to-delivery advantage because they can directly fulfill requests from their own inventories, whereas we must procure products through our supply network after an order has been received from our customers. Additionally, some competitors have their own collection facilities and direct access to eligible research subjects, which also provides a time-to-delivery advantage. We have lost and will continue to lose business to competitors when they can provide samples more quickly than we can from our supply network.

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

Our operations and performance depend on economic conditions in the United States and other countries where we do business. Deterioration in general economic conditions could negatively affect our and our customers’ purchasing power.

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

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $62.40 million for federal income tax purposes of which approximately $13 million expires at various periods through 2037 and approximately $49.40 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

We may acquire other businesses, products, or technologies that could disrupt our business, reduce our financial resources, or cause dilution to our stockholders.

As part of our business strategy, we may, in the future, pursue acquisitions of businesses and assets or pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our offerings, increase our customer base, or increase our supply base. We have limited experience with acquiring other companies or assets, with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to acquisitions of other companies, which could have a material adverse effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, or joint venture.

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

We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur.

Subject to market conditions and availability, we may incur significant debt through the Purchase Agreement or other repurchase or credit facilities (including term loans and revolving facilities), public and private debt issuances or otherwise. The amount of leverage we use will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders and our estimate of the stability of our cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

➢	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with covenants contained in our debt instruments, including the Purchase Agreement, which would likely result in (1) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, and/or (2) our inability to borrow under other financing arrangements, even if we are current in payments on borrowings under those arrangements;

➢	our debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;

➢	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and

➢	we may not be able to refinance maturing debts.

We cannot be sure that our leverage strategies will be successful.

A failure to comply with restrictive covenants in the Purchase Agreement or our other financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various restrictive covenants contained in the Purchase Agreement and we may be subject to additional covenants in connection with future financing arrangements. Financing arrangements that we may enter into in the future may contain similar or more restrictive covenants. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we may be in default under the agreements governing the applicable arrangements, and our lenders could elect to accelerate our obligation to repurchase certain assets, declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their rights against existing collateral. We may also be subject to cross default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral or foreclosure upon default.

Risks Related to Intellectual Property

We use third-party technology licenses as part of our technology solution.

The iSpecimen Marketplace uses third parties for certain technology to support development, delivery, and operations of the platform including product management, software development, cloud hosting, data processing, content mapping, and security services and may need to license additional technology in the future for use in the ongoing operations as part of our technology solution. Most of the software (including source code) and other materials we use are distributed under a “free,” “open source,” or similar licensing model. We also use software and services from commercial providers. However, we believe all of them are generally commercially available to us from other parties. We continue to evaluate partners whose capabilities can help us deliver our iSpecimen Marketplace solution in areas such as functionality, efficiency, and security and expect to continue to leverage and consider additional third-party capabilities in our ongoing Marketplace development. However, there is no assurance that these third-party technology licenses will continue to be available to us on acceptable commercial terms or at all, which could significantly harm our business, financial condition, and operating results.

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

Because we may gain access to protected healthcare or personal data, we must comply with various data protection regulations worldwide, including the Health Insurance Portability and Accountability Act of 1996, as amended by HITECH, and their implementing regulations at 45 CFR Parts 160-164 (collectively, “HIPAA”). As part of the operation of our business, we act in the capacity of a HIPAA business associate with respect to protected health information (“PHI”), we receive from our healthcare provider partners. As a HIPAA business associate, we are required to protect the privacy and confidentiality of PHI, and we are required to comply with HIPAA security regulations requiring certain administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of electronic PHI (“ePHI”). To comply with our regulatory and contractual obligations, which may change over time, we may have to reorganize processes and invest in new technologies. We are also required to train personnel regarding data protection requirements. If we, or any of our employees or agents, are unable to maintain the privacy, confidentiality, and security of the PHI that is entrusted to us, we could be subject to civil and criminal fines and sanctions imposed by the HHS or state regulatory authorities, and we could be found to have breached our HIPAA business associate agreements with our healthcare provider suppliers. In addition to the HIPAA requirements that we are subject to, we may be subject to similar state laws and regulations, which regulate the collection, handling, processing, and storage of sensitive personal information. While we have never had a data breach, we cannot guarantee that it will not happen in the future nor can we guarantee that we will always be in compliance with these regulations. Failure to comply with federal, state and local laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company, which may be costly.

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

The GDPR covers areas where we may not have expertise and the GDPR and the regulatory guidance enforcing GDPR may be actively evolving. We, or our other third-party customers, suppliers and/or distribution partners, may not be able to maintain regulatory compliance with the GDPR or may incur significant costs in obtaining or maintaining regulatory compliance. Any action brought against us for violations of this law, even if successfully defended, could cause us to incur significant legal expenses, reputational risks, and divert our management’s attention from the operation of our business. In addition, compliance with future legislation could impose additional requirements on the Company, which may be costly.

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

Risks Related to Our Securities

There can be no assurance that an active and liquid trading market for our common stock will continue or that we will be able to continue to comply with Nasdaq’s continued listing standards.

Our common stock began trading on Nasdaq in June 2021, as a result of our consummation of an initial public offering of our shares of common stock. Our common stock is currently listed on Nasdaq under the symbol “ISPC”. There can be no assurance an active and liquid trading market in our common stock will continue.

There is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying the Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our common stock being delisted from Nasdaq.

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

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market established for unlisted securities, such as the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

You should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker- dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The sale of substantial shares of our common stock may depress our stock price.

As of December 31, 2024, we had 1,696,904 shares of common stock outstanding; outstanding stock options to purchase 8,460 shares of common stock at an average price of $5.20 per share; outstanding restricted stock units of 822 shares issuable upon vesting at an average price of $132.34; outstanding warrants to purchase 804,756 shares of common stock at an average price of $4.22 per share. Additionally, the number of shares of common stock that are outstanding after our IPO also includes up to an aggregate of 65,625 shares of common stock underlying the warrants to be offered and sold by the selling stockholders of the Company, all of which were subsequently repurchased by us on February 13, 2024, and are no longer outstanding. We have reserved 93,475 shares to issue stock options, restricted stock or other awards under our 2021 Stock Incentive Plan (as defined below). Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2024, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 0.002% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, impeding a merger, consolidation or other business combination transaction involving us and discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Quarterly revenue has been difficult to predict, has historically fluctuated, and may vary from quarter to quarter due to a variety of factors, many of which are beyond our control. Accordingly, comparing our operating results on a period- to-period basis may not be meaningful. Factors that may affect our quarterly revenue and operating results may include: any material changes in demand for our products and services; changes in our supply sites’ ability to collect and ship specimens or our ability to retain them; changes in the number, availability, and quality of competing products; our ability to maintain a timely delivery of high quality products and services; the timing and amount of sales and marketing expenses incurred by us to attract new customers; changes in the economic or business prospects of our customers or the economy generally; changes in the pricing policies of our competitors; unforeseen defects in our technology; changes in the regulatory environment; and unforeseen costs necessary to improve and maintain our technology.

These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results. The change in our earnings or general economic conditions may cause the market price of our common stock to fluctuate.

Our stock price may be volatile.

Our share price has been volatile in the past and may continue to be so in the future. Since our IPO, our common stock has traded at prices ranging from $2.17 to $579.60, adjusted for the Reverse Stock Split based on a ratio of 1-for-20 as if it had occurred at the beginning of the earliest period presented. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for such shares. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various risk factors, including the following:

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Nasdaq rules. The requirements of these rules and regulations result in significant legal and financial compliance costs, including costs associated with the employment of personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources and divert management’s attention.

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

Item 2. Properties

Our principal executive office is located in 8 Cabot Road, Woburn, Massachusetts.

We occupy approximately 2,273 square feet of office and laboratory space in Woburn, Massachusetts under a lease that expires on October 30, 2029. Our laboratory is subject to applicable federal and state laws and regulations relating to the safe handling of laboratory specimens along with biohazard disposal, and we utilize an outside medical and biohazard disposal company for disposal of such specimens. We believe our existing facilities meet our current needs. We will need additional office space in the future as we continue to build our development, commercial and support teams. We believe we can find suitable additional space in the future on commercially reasonable terms.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, other than the matter described below. We may from time to time be involved in various legal proceedings and other matters arising in the normal course of business. We may in the future institute additional legal proceedings to enforce our rights and seek remedies, such as monetary damages, injunctive relief and declaratory relief. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us because of diversion of management time and attention as well as the financial costs related to resolving such disputes.

On December 9, 2024, Focus Technologies, Inc. (“Focus”) filed a complaint against the Company in the Superior Court of Suffolk County, Massachusetts, alleging non-payment under agreements dated July 29, 2022, related to the provision of information technology services. Focus is seeking approximately $489,572 in damages, plus interest and attorneys’ fees. Following the filing, Focus disabled the Company’s web-based commerce platform on January 24, 2025, resulting in a shutdown of the iSpecimen Marketplace from January 25, 2025, through February 12, 2025.

To restore service, the parties entered into a settlement agreement on February 11, 2025 (the “Settlement Agreement”), under which the Company agreed to pay $500,000 in nine monthly installments in exchange for the restoration of its platform. The Company made an initial payment of $50,000 on February 12, 2025. However, Focus failed to fully restore the platform, requiring the Company to engage a third-party developer to complete the work in early March 2025. On February 28, 2025, the Company notified Focus that it was in breach of the Settlement Agreement and has since withheld further payments.

Focus has sought to amend its complaint to enforce the Settlement Agreement and has requested pre-judgment security in the amount of $450,000. The Company is opposing these efforts and intends to assert counterclaims against Focus for consequential damages arising from the service disruption and failure to perform under the agreements. While the outcome of this matter cannot be predicted with certainty, the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, or results of operations at this time.

On April 10, 2025, the Court partially granted Focus’ Motion for Pre-Judgment Security. The Company is required to open a dedicated bank account by April 20, 2025 and deposit 15% of revenue starting one month after the account opening up to $420,000. The Company will continue to seek relief from the pre-judgment security, and its counterclaim against Focus is still pending, which could ultimately exceed the value of Focus’ claims.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “ISPC.” Trading commenced on the Nasdaq on June 17, 2021.

Holders

On April 14, 2025, there were 59 holders of record of our common stock.

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

Overview

We were incorporated in 2009 under the laws of the state of Delaware. Our mission is to accelerate life science research and development via a single global marketplace platform, the iSpecimen Marketplace, which connects researchers to subjects, specimens, and associated data. We are headquartered in Woburn, Massachusetts. We operate as one operating and reporting segment.

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

At the Market Offering

On March 5, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with Rodman & Renshaw LLC as agent (the “Sales Agent”) pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent. The ATM Shares when issued will be registered pursuant to our shelf registration statement on Form S-3 (File No 333- 265976), which became effective on July 12, 2022. We sold the ATM Shares, from time to time, pursuant to the ATM Agreement, in transactions that are “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the year ended December 31, 2024, we issued 199,004 shares of common stock for gross proceeds of approximately $1,494,000 under the ATM Agreement. In connection with the ATM Offering, we incurred offering costs of approximately $255,000, resulting in net proceeds of approximately $1,239,000.

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

On August 19, 2024, the Board approved a one-for-twenty (1:20) reverse stock split of our issued and outstanding shares of common stock. On September 13, 2024, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective on September 13, 2024, and our common stock began trading on a split-adjusted basis on Nasdaq on September 16, 2024.

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

Debt Financing

On September 19, 2024, we entered into the Purchase Agreement with the Lender. Pursuant to the provisions of the Purchase Agreement, the Lender agreed to provide a loan to us in the amount of $1,000,000 and we agreed to issue to the Lender a promissory note in the principal amount of $1,000,000 payable within 12 months after the date of issuance, with interest accruing and payable at a rate of 18% per annum. The Purchase Agreement contains customary representations and warranties and obligates the Lender to provide an additional loan to us, in the form of a revolving line of credit of up to $1,000,000, upon our initial filing of a Registration Statement for an underwritten or best-efforts public offering for gross proceeds of at least $5,000,000. On September 25, 2024, we and the Lender closed the transactions described in the Purchase Agreement, the Lender provided funds to the Company in the net amount of $959,980 and we issued the Note to the Lender in the principal amount of $1,000,000. WestPark Capital, Inc. (“WestPark”) served as the placement agent in connection with the Loan and was paid a placement agent fee in the amount of $40,020 for its services.

On October 31, 2024, we paid off the outstanding principal balance of $1,000,000 and accrued interest of $18,000 on the Note.

Securities Offering on Form S-1

On October 29, 2024, we entered into a placement agency agreement (the “Placement Agency Agreement”) with WestPark. (the “Placement Agent”), and a securities purchase agreement (the “Securities Purchase Agreement”) with investors pursuant to which we agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”) (i) 132,814 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $2.999 per share, and (ii) pre-funded warrants to purchase up to 1,533,852 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $3.00 per Share, less $0.0001 per Pre-Funded Warrant, for aggregate gross proceeds of $4,998,464 (or $4,999,998 assuming the full exercise of the Pre-Funded Warrants), before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, we paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. We intend to use the net proceeds of the offering for repayment of outstanding debt, potential acquisitions of assets or investments in businesses, products and technologies, and for marketing and advertising services. The remainder of the net proceeds will be used for working capital purposes.

The Offering closed on October 31, 2024. The securities sold in the Offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-282736), which was filed with the Securities and Exchange Commission (the “Commission”) on October 18, 2024, and subsequently declared effective by the Commission on October 29, 2024.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $99,536 as of December 31, 2024 due to certain customers either lack liquidity or have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in fiscal year 2024 to mitigate the risk to future collectability of receivables.

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

As of December 31, 2024, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Annual Report. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

Throughout the years ended December 31, 2024 and 2023, we have initiated efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in our workforce while streamlining operations and rationalizing our resources to focus on key market opportunities. As a result, we began to experience significant decreases in expenditures starting in the second half of 2023. The reductions in workforce since January 1, 2023 through the end of December 31, 2024 has resulted in an estimated reduction in compensation costs of approximately 146% and technology costs of approximately 64% during the year ended December 31, 2024 when compared to the year ended December 31, 2023.

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

While we are committed to developing our technology, we are investing at a significantly lower level in 2024 when compared to 2023 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the years ended December 31, 2024 and 2023, we capitalized approximately $653,000 and $3,767,000, respectively, of internally developed software costs. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

We have shifted our focus from high volume to high value suppliers that meet our newly defined costs, quality and speed requirements. We established business criteria that focus on supplier capabilities and revenue growth strategies as well as technology criteria for integrating onto our iSpecimen Marketplace platform and participating with us. In the years ended December 31, 2024, we terminated 180 supplier agreements and are in the final stages of what we call our “supplier network refresh project”. This has resulted in fewer key suppliers, supported by our lean workforce and processes more effectively. We have been reengaging our suppliers in more meaningful manner which assisted us in the implementation of our next day quote system. We now have a key supplier program whereby we proactively engage with the suppliers to promote our business through marketing campaigns and supplier organizations’ offerings.

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

During 2024, the Company recognized its revenue when the related specimens are delivered.

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

Financial Operations Overview and Analysis for the Years Ended December 31, 2024 and 2023

Comparison of the Years Ended December 31, 2024 and 2023

			Change
	2024	2023	Dollars	Percentage
Revenue	$9,291,115	$9,928,184	$(637,069)	(6)%
Operating expenses:
Cost of revenue	5,302,712	4,820,268	482,444	10%
Technology	3,530,291	3,566,917	(36,626)	(1)%
Sales and marketing	4,945,269	3,955,974	989,295	25%
Supply development	537,888	1,030,403	(492,515)	(48)%
Fulfillment	1,635,724	1,788,879	(153,155)	(9)%
General and administrative	6,067,276	5,935,092	132,184	2%
Total operating expenses	22,019,160	21,097,533	921,627	4%
Loss from operations	(12,728,045)	(11,169,349)	1,558,696	14%
Other (income) expense, net
Interest expense	(173,771)	(16,001)	(157,770)	986%
Interest income	44,133	339,750	(295,617)	(87)%
Interest and penalties on sales tax liability	(46,303)	(214,784)	168,481	(78)%
Other income (expense), net	406,181	(39,104)	445,285	(1,139)%
Total other income, net	230,240	69,861	160,379	(230)%
Net loss	$(12,497,805)	$(11,099,488)	(1,398,317)	13%

Revenue

Revenue decreased by approximately $637,000, or 6%, from approximately $9,928,000 for the year ended December 31, 2023 to approximately $9,291,000 for the year ended December 31, 2024. This was primarily due to write off of unbilled revenue offset by increase in average selling price per specimen by $4, or 1%, from approximately $404 in the year ended December 31, 2023 to approximately $408 in the year ended December 31, 2024. The increase in the average selling price per specimen was offset by a decrease of 168, or 0.7%, in specimen count from 24,565 specimens during the year ended December 31, 2023 to 24,397 specimens during the year ended December 31, 2024.

Cost of Revenue

Cost of revenue increased by approximately $482,000, or 10%, from approximately $4,820,000 for the year ended December 31, 2023 to approximately $5,303,000 for the year ended December 31, 2024. Although there was a 0.7% decrease in the number of specimens delivered during the year ended December 31, 2024, over the same prior year period, the average cost per specimen increased by 11% from $196 for the year ended December 31, 2023 to $217 for the year ended December 31, 2024.

Technology

Technology expenses decreased by approximately $37,000, or 1%, from approximately $3,567,000 for the year ended December 31, 2023 to approximately $3,530,000 for the year ended December 31, 2024. The decrease was related to professional fees of approximately $2,040,000. which were partially offset by an increases in amortization expense of internally developed software of approximately $89,000 and payroll and related expenses of approximately $1,918,000.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $989,000, or 25%, from approximately $3,956,000 for the year ended December 31, 2023 to approximately $4,945,000 for the year ended December 31, 2024. The increase was primarily attributable to increases in external marketing expense of approximately $1,618,000 and advertising and promotions expense of approximately $201,000, which were partially offset by a decrease in payroll and related expenses of approximately $773,000 and general operating expenses related to sales and marketing of approximately $57,000.

Supply Development

Supply development expenses decreased by approximately $492,000, or 48%, from approximately $1,030,000 for the year ended December 31, 2023 to approximately $538,000 for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in professional fees of approximately $278,000, payroll and related expenses of approximately $189,000 and general supply development expenses of approximately $25,000.

Fulfillment

Fulfillment costs decreased by approximately $153,000, or 9%, from approximately $1,789,000 for the year ended December 31, 2023 to approximately $1,636,000 for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in professional fees of approximately $183,000 and general operating expenses related to fulfillment of approximately $39,000, which was partially offset by increases in payroll and related expenses of approximately $69,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment.

General and Administrative Expenses

General and administrative expenses increased by approximately $132,000, or 2%, from approximately $5,935,000 for the year ended December 31, 2023 to approximately $6,067,000 for the year ended December 31, 2024. The increase was attributable to an increase in professional fees of $381,000, franchise tax of $511,000, doubtful account expense of approximately $401,000, and write-off of IDS $327,000, which were partially offset by decreases in compensation costs of approximately $570,000, general operating expenses of approximately $139,000, depreciation and amortization of approximately $52,000, utilities and facilities expenses of approximately $40,000 and taxes and insurance of approximately $687,000.

Other Income, net

Other income, net, increased by approximately $160,000, or 230%, from approximately $70,000 for the year ended December 31, 2023 to approximately $230,000, for the year ended December 31, 2024. The increase in other income (expense), net, was attributable to an increase of other income of approximately $445,000 and decrease in interest and penalties on sales tax liability of approximately $168,000, partially offset by increase in interest expense of approximately $157,000, and a decrease in interest income of approximately $296,000.

Liquidity and Capital Resources

	December 31,	December 31,	Change
	2024	2023	Dollars	Percentage
Balance Sheet Data:
Cash and cash equivalents	$1,878,408	$2,343,666	$(465,258)	(20)%
Available-for-sale securities	-	2,661,932	(2,661,932)	100%
Working capital (deficiency)	(2,182,488)	2,189,673	(4,372,161)	(200)%
Total assets	10,019,551	15,819,137	(5,799,586)	(37)%
Total stockholders’ equity	3,980,329	9,741,077	(5,760,748)	(59)%

	Years Ended December 31,		Change
	2024	2023	Dollars	Percentage
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(8,263,713)	$(5,807,550)	$(2,456,163)	42%
Net cash flows provided by (used in) investing activities	1,979,554	(7,228,383)	(9,207,937)	(127)%
Net cash flows provided by financing activities	5,818,901	70,889	5,748,012	8,108%
Net decrease in cash and cash equivalents	$(465,258)	$(12,965,044)	$12,499,786

Capital Resources

We have recurring losses since inception. As of December 31, 2024, our available cash and available-for-sale securities totaled approximately $1,878,000, which represented a decrease of approximately $465,000 from approximately $2,344,000, as of December 31, 2023. We had working capital deficit of approximately $2,182,000, an accumulated deficit of approximately $71,863,000, cash and cash equivalents of approximately $1,878,000 and accounts payable and accrued expenses of approximately $5,366,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the year ended December 31, 2023, we began initiating efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reduction in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year ended December 31, 2024 when compared to year ended December 31, 2023. While we plan to improve our sales and revenues, we are taking steps to significantly reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. In the year ended December 31, 2024, we engaged in raising capital through debt financing as discussed in Note 7 and through public equity as discussed in Note 10.

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

Cash Flows Operating

Activities

For the year ended December 31, 2024, net cash used in operating activities was approximately $8,264,000, which consisted of a net loss of approximately $12,498,000 offset by non-cash charges of approximately $3,549,000, which included approximately $2,037,000 related to amortization of internally developed software, approximately $250,000 in stock-based compensation, approximately $706,000 in bad debt expense, approximately $66,000 related to depreciation of property and equipment, approximately $700 for loss from sales of available-for-sale securities, approximately $60 for loss on disposal of property and equipment, approximately $327,000 of write-off of internally developed software, an approximately $1,188,000 increase in write-off of accounts receivable-unbilled and approximately $192,000 related to amortization of other intangible assets, which were offset by approximately $29,000 of accretion of discount on available-for-sale securities.

Total changes in assets and liabilities of approximately $503,000 were attributable to an approximately $272,000 increase in accounts payable, an approximately $506,000 increase in accounts receivable - unbilled, an approximately $127,000 decrease in operating lease right-of-use asset, and an approximately $27,000 decrease in prepaid expenses, approximately $16,000 decrease in security deposit, offset by an approximately $903,000 increase in accounts receivable, an approximately $372,000 decrease in accrued expenses, an approximately $120,000 decrease in operating lease liability, and an approximately $55,000 decrease in deferred revenue.

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

Total changes in assets and liabilities of approximately $2,589,000 were attributable to an approximately $1,466,000 increase in accounts payable, an approximately $564,000 decrease in accounts receivable, an approximately $283,000 increase in deferred revenue, an approximately $157,000 increase in operating lease right-of-use asset, an approximately $141,000 decrease in tax credit receivable, an approximately $115,000 decrease in accounts receivable - unbilled, an approximately $9,000 increase in accrued expenses, and an approximately $8,000 decrease in prepaid expenses and other current assets, offset by an approximately $156,000 decrease in operating lease liability.

Investing Activities

During the year ended December 31, 2024, we invested approximately $653,000 in further developing our iSpecimen Marketplace technology with plans to invest at a much lower level in 2025, in comparison to the cash invested during the year ended December 31, 2023 of approximately $3,767,000. We intend to continue to use our existing cash to grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

Net cash provided by investing activities was approximately $1,980,000 and net cash used in investing activities was approximately $7,228,000 for the years ended December 31, 2024 and 2023, respectively. Net cash provided by investing activities for the year ended December 31, 2024 consisted of approximately $3,150,000 of proceeds from sale and maturities of available-for-sale securities, which were offset by approximately $461,000 of purchases of available-for-sale securities, approximately $653,000 of capitalization of internally developed software, approximately $25,000 of purchases of leasehold improvements and approximately $32,000 of purchases of property and equipment.

Net cash used in investing activities was approximately $7,228,000 for the year ended December 31, 2023. Net cash used in investing activities for the year ended December 31, 2023 consisted of approximately $13,040,000 of purchases of available-for-sale securities, approximately $3,767,000 of capitalization of internally developed software, approximately $958,000 of capitalization of other intangible assets and approximately $19,000 of purchases of property and equipment, which were offset by $10,556,000 of proceeds from sale and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities was approximately $5,819,000 for the year ended December 31, 2024, which consisted of approximately $1,494,000 of proceeds from issuance of common stock in connection with at the market offering agreement, approximately $398,000 of proceeds from issuance of common stock in connection with Securities Purchase Agreement, approximately $4,600,000 of proceeds from pre-funded warrants, which were offset by approximately $255,000 of payment of offering costs in connection with the issuance of common stock in connection with at the market offering agreement, approximately $366,000 of payment of offering costs in connection with the issuance of common stock in connection with pre-funded warrants and common shares and approximately $53,000 of repurchase of common stock exercisable under PIPE warrants.

Net cash provided by financing activities was approximately $71,000 for the year ended December 31, 2023, which consisted of approximately $71,000 received from the exercise of stock options.

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the year ended December 31, 2024. However, there had been an increase in our shipping costs period over period during the year ended December 31, 2024.

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

Internally Developed Software

We capitalize certain internal and external costs incurred during the application development stage of internal use software projects until the software is ready for its intended use. Amortization of the asset commences when the software is complete and placed into service and is recorded in operating expenses. We amortize completed internal-use software over its estimated useful life of five years on a straight-line basis. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are classified as technology and expensed to operations as incurred. Costs that do not meet the capitalization criteria are expensed as incurred. We performed an impairment analysis of our internally developed software as of the measurement date of December 31, 2024 and concluded that a small portion the net book value of the asset is not recoverable. During the year ended December 31, 2024, such portion were written off and reduced the net book value estimates by $327,000.

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

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. We have concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock. There were no material changes to our estimates as of December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

iSpecimen, Inc.

8 Cabot Road

Woburn, Massachusetts 02420

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iSpecimen, Inc. (the “Company”) as of December 31, 2024, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of iSpecimen, Inc. as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has a significant accumulated deficit, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Internally Developed Software Costs Capitalization

As mentioned in Note 5 to the financial statements, the Company has capitalized $653,288 during the year ended December 31, 2024 of internally developed software costs in connection with the development and continued enhancement of the technology platforms and web interfaces relating to the iSpecimen Marketplace platform. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees.

We have identified as a critical audit matter, the internally developed software costs capitalization due to the significant judgement required to allocate the costs to be capitalized as well as the high degree of auditor judgement and subjectivity required to evaluate the audit evidence obtained. Specifically, the allocation of hours spent by members of staff and the work carried out by each member of staff on the project is dependent on available information, which is subjective in nature. Further the determination of the costs of technology services that are required to be capitalized requires additional information such as nature of service performed.

Our audit procedures to evaluate the Company’s determination of these estimates as of year end included, among others:

●	Detailed testing of staff costs, which includes tracing costs to payroll and ensuring that there are no discrepancies, validating the time allocations, by sending confirmation requests to the staff to validate the number of hours spent on the project.

●	Evaluation of management’s significant assumptions, which includes discussions with management to understand the basis of allocation of hours worked. This allocation is done on a monthly basis, where it is determined whether a member of staff worked on the project or not and it is backed by the confirmation received from the staff.

●	Verification of services performed for technology costs through review of invoices, which helped us determine the basis of capitalization of certain costs.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Henderson, Nevada

April 14, 2025

PCAOB ID Number 6797

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of iSpecimen Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of iSpecimen Inc. (the “Company”) as of December 31, 2023, the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2024, except for Note 1, Reverse Stock Split and Note 13, as to which the date is April 14, 2025

We served as the Company's auditor from 2014 to March 7, 2025.

iSpecimen Inc.

Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,878,408	$2,343,666
Available-for-sale securities	—	2,661,932
Accounts receivable – unbilled	—	2,212,538
Accounts receivable, net of allowance for doubtful accounts of $620,433 and $520,897 at December 31, 2024 and 2023, respectively	1,444,636	728,388
Prepaid expenses and other current assets	264,892	292,079
Total current assets	3,587,936	8,238,603
Property and equipment, net	93,563	127,787
Internally developed software, net	4,611,954	6,323,034
Other intangible assets, net	716,700	908,255
Operating lease right-of-use asset	327,977	193,857
Security deposits	12,100	27,601
Total assets	$9,350,230	$15,819,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,197,561	$3,925,438
Accrued expenses	1,168,786	1,540,607
Operating lease current obligation	43,369	167,114
Deferred revenue	360,708	415,771
Total current liabilities	5,770,424	6,048,930
Operating lease long-term obligation	268,798	29,130
Total liabilities	6,039,222	6,078,060
Commitments and contingencies (See Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,698,454 issued and 1,696,904 outstanding at December 31, 2024 and 455,719 issued and 454,169 outstanding at December 31, 2023	170	45
Additional paid-in capital	75,173,627	69,105,176
Treasury stock, 1,550 shares at December 31, 2024 and 2023, at cost	(172)	(172)
Accumulated other comprehensive income	—	840
Accumulated deficit	(71,862,617)	(59,364,812)
Total stockholders’ equity	3,311,008	9,741,077
Total liabilities and stockholders’ equity	$9,350,230	$15,819,137

See the accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2024	2023
Revenue	$9,291,115	$9,928,184
Operating expenses:
Cost of revenue	5,302,712	4,820,268
Technology	3,530,291	3,566,917
Sales and marketing	4,945,269	3,955,974
Supply development	537,888	1,030,403
Fulfillment	1,635,724	1,788,879
General and administrative	6,067,276	5,935,092
Total operating expenses	22,019,160	21,097,533

Loss from operations	(12,728,045)	(11,169,349)
Other income (expense), net
Interest expense	(173,771)	(16,001)
Interest income	44,133	339,750
Interest and penalties on sales tax liability	(46,303)	(214,784)
Other income (expense), net	406,181	(39,104)
Total other income, net	230,240	69,861
Net loss	$(12,497,805)	$(11,099,488)
Other comprehensive income:
Net loss	$(12,497,805)	$(11,099,488)
Unrealized gain (loss) on available-for-sale securities	(840)	840
Total other comprehensive income	(840)	840
Comprehensive loss	$(12,498,645)	$(11,098,648)
Net loss per share - basic and diluted	$(17.58)	$(24.55)
Weighted average shares of common stock outstanding - basic and diluted	710,852	452,067

See the accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Statements of Changes in Stockholders’ Equity

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	446,290	$45	1,550	$(172)	$68,574,621	$—	$(48,265,324)	$20,309,170
Stock-based compensation expense	—	—	—	—	160,010	—	—	160,010
Vesting of restricted stock	4,334	—	—	—	299,656	—	—	299,656
Issuance of common stock through exercise of stock options	3,545	—	—	—	70,889	—	—	70,889
Unrealized loss on available-for-sale securities	—	—	—	—	—	840	—	840
Net loss	—	—	—	—	—	—	(11,099,488)	(11,099,488)
Balance at December 31, 2023	454,169	45	1,550	(172)	69,105,176	840	(59,364,812)	9,741,077
Stock-based compensation expense	—	—	—	—	101,844	—	—	101,844
Vesting of restricted stock	1,958	—	—	—	147,831	—	—	147,831
Repurchase of common stock exercisable under PIPE Warrants	—	—	—	—	(52,500)	—	—	(52,500)
Issuance of common stock	132,814	13	—	—	398,429	—	—	398,442
Issuance of common stock in connection with At The Market Offering Agreement	199,004	20	—	—	1,494,394	—	—	1,494,414
Issuance of common stock through exercise of warrants	734,221	74	—	—	4,599,948	—	—	4,600,022
Offering costs in connection with At The Market Offering Agreement	—	—	—	—	(255,288)	—	—	(255,288)
Offering costs in connection with issuance of common shares and warrants	—	—	—	—	(366,189)	—	—	(366,189)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(840)	—	(840)
Reverse stock split adjustment	174,738	18	—	—	(18)	—	—	—
Net loss	—	—	—	—	—	—	(12,497,805)	(12,497,805)
Balance at December 31, 2024	1,696,904	$170	1,550	$(172)	$75,173,627	$—	$(71,862,617)	$3,311,008

See the accompanying report of independent registered public accounting firm and notes to the financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Statements of Cash Flows

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,497,805)	$(11,099,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	249,675	459,666
Amortization of internally developed software	2,036,981	1,948,085
Amortization of other intangible assets	191,555	49,520
Depreciation of property and equipment	65,712	117,543
Write-off of accounts receivable – unbilled	1,187,964	—
Write-off of internally developed software	327,387	—
Bad debt expense	705,724	305,039
Non-cash interest income related to accretion of discount on available-for-sale securities	(28,976)	(177,294)
Loss from sales of available-for-sale securities	680	—
Loss on disposal of property and equipment	58	—
Change in operating assets and liabilities:
Accounts receivable – unbilled	505,931	115,251
Accounts receivable	(903,329)	564,488
Prepaid expenses and other current assets	27,187	8,355
Operating lease right-of-use asset	127,006	157,192
Security deposits	15,501	—
Tax credit receivable	—	140,873
Accounts payable	272,123	1,466,375
Accrued expenses	(371,821)	9,369
Operating lease liability	(120,203)	(155,960)
Deferred revenue	(55,063)	283,436
Net cash used in operating activities	(8,263,713)	(5,807,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(653,288)	(3,767,332)
Capitalization of other intangible assets	—	(957,775)
Purchase of property and equipment	(31,546)	(19,478)
Purchase of leasehold improvements	(25,000)	—
Purchase of available-for-sale securities	(460,932)	(13,039,798)
Proceeds from maturities of available-for-sale securities	3,150,320	10,556,000
Net cash provided by (used in) investing activities	1,979,554	(7,228,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	70,889
Proceeds from issuance of common stock in connection with At The Market Offering Agreement	1,494,414	—
Proceeds from issuance of common stock in with Securities Purchase Agreement	398,442	—
Proceeds from pre-funded warrants	4,600,022	—
Repurchase of common stock exercisable under PIPE warrants	(52,500)	—
Payment of offering costs in connection with the issuance of common stock in connection with At The Market Offering Agreement	(255,288)	—
Payment of offering costs in connection with the issuance of common stock in connection with pre-funded warrants and common shares	(366,189)	—
Net cash provided by (used in) financing activities	5,818,901	70,889
Net decreases in cash and cash equivalents	(465,258)	(12,965,044)
Cash and cash equivalents at beginning of period	2,343,666	15,308,710
Cash and cash equivalents at end of period	$1,878,408	$2,343,666
Supplemental disclosure of cash flow information:
Cash paid for interest	$33,751	$16,001
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities arising from obtaining right-of use-assets	$312,167	$166,357
Non-cash adjustment to reduce lease liabilities and right-of-use assets due to lease termination	$85,679	$—
Stock issuance costs included in accounts payable and accrued expenses	$7,023	$—

See the accompanying report of independent registered public accounting firm and notes to the financial statements.

iSpecimen Inc.

Notes to Financial Statements

1.	NATURE OF BUSINESS

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

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of December 31, 2024, the Company had working capital deficit of $2,182,488, an accumulated deficit of $71,862,617, cash and cash equivalents of $1,878,408, and accounts payable and accrued expenses of $5,366,347. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the year ended December 31, 2024, the Company began initiating efforts to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. In the year ended December 31, 2024, the Company engaged in raising capital through debt financing as discussed in Note 7 and subsequently, through public equity as discussed in Note 10.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the deferred tax valuation allowances, revenue recognition, stock-based compensation, allowance for doubtful accounts, accrued expenses, and the useful lives of internally developed software and sequenced data. The Company bases its estimates on historical experience and other market- specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Concentration of credit risk with respect to accounts receivable is typically related to customers who account for a significant portion of revenue.

During the year ended December 31, 2024, one customer represented 27% of the Company’s revenues. As of December 31, 2024, four customers represented approximately 17%, 13%, 12% and 11% of accounts receivable, respectively. During 2023, one customer represented 25% of the Company’s revenues. As of December 31, 2023, one customer represented approximately 27% of accounts receivable and one customer represented approximately 31% of accounts receivable-unbilled.

During the years ended December 31, 2024 and 2023, revenue attributable to customers located in foreign countries was approximately 14% and 11% of revenue, respectively. As of December 31, 2024 and 2023, accounts receivable attributable to customers located in foreign countries was approximately 27% and 31% of accounts receivable, respectively.

As of December 31, 2024 and 2023, accounts receivable-unbilled attributable to customers located in foreign countries was approximately 0% and 20% of accounts receivable-unbilled, respectively.

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

The Company continually monitors the difference between its cost basis and the estimated fair value of its investments. The Company’s accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when it determines that it is more likely than not that it will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Credit-related impairments on fixed maturity securities that the Company does not plan to sell, and for which it is not more likely than not to be required to sell, are recognized in net income. Any non-credit related impairment is recognized as a component of other comprehensive income. Factors considered in evaluating whether a decline in value include: the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; and the likelihood that it will be required to sell the investment.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of December 31, 2024 and 2023, respectively because of their short- term nature. Available-for-sale securities are recorded at fair value and as level 1 investments.

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

The Company recognizes revenue over time, as the Company has created an asset with no alternative use to the Company, which has an enforceable right to payment for performance completed to date. At contract inception, the Company reviews a contract and related order upon receipt, to determine if the specimen ordered has an alternative use by the Company. Generally, specimens ordered do not have an alternative future use to the Company and the performance obligation is satisfied when the related specimens are delivered. In the rare circumstances where specimens do have an alternative future use, the Company’s performance obligation is satisfied at the time of shipment.

Customers are generally invoiced upon shipment. Depending on the quantity of specimens ordered, it may take several accounting periods to completely fulfill a purchase order. In other words, there can be multiple invoices issued for a single purchase order, reflecting the specimens being delivered over time.

Once a specimen that has no alternative future use and for which the Company has an enforceable right to payment, has been accessioned, the Company records the offset to revenue in accounts receivable - unbilled. Once the specimen has been shipped and invoiced, a reclassification is made from accounts receivable - unbilled to accounts receivable.

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

The following table summarizes the Company’s revenue for the years ended December 31:

	Years ended December 31,
	2024	2023
Specimens - contracts with customers	$9,104,950	$9,361,721
Shipping and other	186,165	566,463
Revenue	$9,291,115	$9,928,184

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on economic conditions and each customer’s payment history. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of December 31, 2024, and 2023, the Company had an allowance for doubtful accounts of $620,433 and $520,897, respectively.

The Company applies the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs incurred are included in cost of revenue.

During 2024, the Company recognized its revenue when the related specimens are delivered.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. We performed an impairment analysis of our internal-use software as of the measurement date of December 31, 2024 and concluded that a small portion of the net book value of the asset is not recoverable. During the year ended December 31, 2024, such portion were written off and reduced the net book value estimates by $327,000. No impairment charges were recorded for property and equipment and other intangible assets for the years ended December 31, 2024 and 2023.

Cost of Revenue

Cost of revenue primarily consists of the purchase price to acquire specimens from hospitals and laboratories; inbound and outbound shipping costs; supply costs related to samples; payment processing and related transaction costs; costs paid to the supply sites to support sample collections; amortization of capitalized sequenced data costs and other assets related to sequenced data. Shipping costs upon receipt of products from suppliers are recognized in cost of revenue. For the year ended December 31, 2024, the Company acquired approximately 11% of specimens from one supplier. For the year ended December 31, 2023, the Company acquired approximately 13% of specimens from one supplier.

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

A portion of technology costs are related to research and development. Costs incurred for research and development are expensed as incurred, except for software development costs that are eligible for capitalization. Research and development costs primarily include salaries and related expenses, in addition to the cost of external service providers. For the years ended December 31, 2024 and 2023, research and development costs totaled $1,493,310 and $1,618,833, respectively.

Sales and Marketing

Sales and marketing costs primarily consist of payroll and related expenses for personnel engaged in marketing and selling activities, including salaries and sales commissions; travel expenses; public relations and social media costs; ispecimen.com website development and maintenance costs; search engine optimization fees; advertising costs; direct marketing costs; trade shows and events fees; marketing and customer relationship management software; and other marketing-related costs. Advertising expenses consist primarily of marketing, public relations, and promotional materials. Advertising costs are expensed as incurred and totaled $357,795 and $219,033 for the years ended December 31, 2024 and 2023, respectively.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the year, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

The table below provides total shares outstanding, as of December 31:

	2024	2023
Shares issuable upon vesting of RSUs	822	5,818
Shares issuable upon exercise of stock options	8,460	14,813
Shares issuable upon exercise of PIPE Warrant (defined below) to purchase common stock	—	65,625
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	625	625
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	4,500	4,500

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted this standard as of January 1, 2024. ASU 2020-06 did not have a material impact on the Company’s audited financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides amendments to improve reportable segment disclosures requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s related disclosures.

3.	AVAILABLE-FOR-SALE SECURITIES

The Company’s U.S. Treasury bills that were classified as available-for-sale securities fully matured during the year ended December 31, 2024. There were no available securities as of December 31, 2024.

The amortized cost, gross unrealized gains and losses, and fair value for available-for-sale securities as of December 31, 2023 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Available-for-sale securities:
U.S. Treasury Bills	$2,661,092	$36,138	$(35,298)	$2,661,932
Total Available-for-sale securities	$2,661,092	$36,138	$(35,298)	$2,661,932

The Company recorded $680 of realized losses in the year ended December 31, 2024. The Company did not have any realized gains or losses in the year ended December 31, 2023.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:

	2024	2023
Website	$285,377	$285,377
Computer equipment and purchased software	91,332	96,037
Equipment	19,291	35,449
Furniture and fixtures	26,982	87,184
Leasehold improvements	12,646	68,471
Total property and equipment	435,628	572,518
Accumulated depreciation	(342,065)	(444,731)
Total property and equipment, net	$93,563	$127,787

Depreciation expense for property and equipment was $65,712 and $117,543 for the years ended December 31, 2024 and 2023, respectively.

5.	INTERNALLY DEVELOPED SOFTWARE, NET

During the years ended December 31, 2024 and 2023, the Company capitalized $653,288 and $3,767,332, respectively, of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees. The Company recognized $2,036,981 and $1,948,085 of amortization expense associated with capitalized internally developed software costs during the years ended December 31, 2024 and 2023, respectively. Accumulated amortization associated with capitalized internally developed software costs as of December 31, 2024 and 2023 was $9,001,736 and $6,964,755, respectively.

During the year end December 31, 2024, the Company recognized $327,387 impairment loss of internally developed software.

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

During the year ended December 31, 2024, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company recognized $191,555 and $49,520 of amortization expense associated with the capitalized sequenced data during the years ended December 31, 2024 and 2023, respectively. Accumulated amortization associated with the capitalized sequenced data as of December 31, 2024 and 2023 was $241,075 and $49,520, respectively.

7.	DEBT FINANCING

On September 19, 2024, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with a lender (the “Lender”). Pursuant to the provisions of the Purchase Agreement, the Lender agreed to provide a loan to the Company in the amount of $1,000,000 (the “Loan”) and the Company agreed to issue to the Lender a promissory note in the principal amount of $1,000,000 payable within 12 months after the date of issuance, with interest accruing and payable at a rate of 18% per annum (the “Note”). The Purchase Agreement contains customary representations and warranties and obligates the Lender to provide an additional loan to the Company, in the form of a revolving line of credit of up to $1,000,000, upon our initial filing of a Registration Statement for an underwritten or best-efforts public offering for gross proceeds of at least $5,000,000. On September 25, 2024, the Company and the Lender closed the transactions (“Closing”) described in the Purchase Agreement, the Lender provided funds to the Company in the net amount of $959,980 and the Company issued the Note to the Lender in the principal amount of $1,000,000. WestPark served as the placement agent in connection with the Loan and was paid a placement agent fee in the amount of $40,020 for its services.

Debt issuance costs related to the Note totaled $140,020 which comprised of placement agent fee of $40,020 and legal costs of $100,000. The debt issuance cost will be amortized over the loan term of 12 months. The amortization expense which is included in interest expense on the statement of operations, totaled $140,020 for the year ended December 31, 2024.

On October 31, 2024, the Company paid off the outstanding principal balance of $1,000,000 and accrued interest of $18,000 on the Note.

8.	FAIR VALUE MEASUREMENTS

As of December 31, 2024, the Company did not have any assets and liabilities measured at fair value on a recurring basis.

The following table sets forth the Company’s assets to be measured at fair value on a recurring basis and their respective classification within the fair value hierarchy as of December 31, 2023:

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$2,661,932	$2,661,932	$—	$—
Total Assets	$2,661,932	$2,661,932	$—	$—

As of December 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis.

9.	COMMITMENTS AND CONTINGENCIES

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

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the year ended December 31, 2024, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for year ended December 31, 2024:

Operating lease expense	$140,630
Short-term lease expense	—
Total lease cost	$140,630

Lease Position as of December 31, 2024

Right-of-use lease assets and lease liabilities for the Company’s operating lease were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$327,977
Total lease assets	$327,977

Liabilities
Current liabilities:
Operating lease liability – current portion	$43,369
Non-current liabilities:
Operating lease liability – net of current portion	268,798
Total lease liability	$312,167

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of December 31, 2024:

Weighted average remaining lease term (in years) – operating lease	4.83
Weighted average discount rate – operating lease	8%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2025	$66,674
2026	76,372
2027	80,190
2028	157,875
Total future minimum lease payments	381,111
Less effect of discounting	(68,944)
Present value of future minimum lease payments	$312,167

Rent expense for the years ended December 31, 2024 and 2023 amounted to $156,591 and $168,986, respectively.

Cash Flows

Supplemental cash flow information related to operating lease for the year ended December 31, 2024 was as follows:

Non-cash operating lease expense (operating cash flow)	$127,006
Change in operating lease liabilities (operating cash flow)	$(120,203)
Supplemental non-cash amounts of operating lease liabilities arising from obtaining right-of-use assets	$312,167

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

In the year ended December 31, 2024, the Company received additional sales tax exemption letters or representations from customers. In addition to this, the Company received confirmation from certain tax jurisdictions in which it had previously accrued a potential tax liability that its specimens are exempt from tax in those jurisdictions, therefore, the Company reversed the accrued liability associated with those jurisdictions. The Company also registered in certain states and commenced the filing and remittance of sales taxes. These factors contributed to the reduction of the sales tax liability to approximately $405,000 and the related interests and penalties to approximately $119,000 as of December 31, 2024.

As of December 31, 2024, the Company had recovered approximately $512,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the year ended December 31, 2024. The Company commenced VDA filings with certain tax jurisdictions in the year ended December 31, 2024, during which it started remitting its sales tax obligations.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of December 31, 2024, there was a legal dispute filed against the Company.

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

Subsequent to the year ended December 31, 2024, the Company settled this legal matter and the parties agreed to a $215,000 settlement pursuant to a settlement agreement executed on January 30, 2025 (Note 14).

Settlement Agreement with Focus Technology Solutions, LLC (“Focus”)

On December 9, 2024, Focus Technologies, Inc. (“Focus”) filed a complaint against the Company in the Superior Court of Suffolk County, Massachusetts, alleging non-payment under agreements dated July 29, 2022, related to the provision of information technology services. Focus is seeking approximately $489,572 in damages, plus interest and attorneys’ fees. Following the filing, Focus disabled the Company’s web-based commerce platform on January 24, 2025, resulting in a shutdown of the iSpecimen Marketplace from January 25, 2025, through February 12, 2025.

To restore service, the parties entered into a settlement agreement on February 11, 2025 (the “Settlement Agreement”), under which the Company agreed to pay $500,000 in nine monthly installments in exchange for the restoration of its platform. The Company made an initial payment of $50,000 on February 12, 2025. However, Focus failed to fully restore the platform, requiring the Company to engage a third-party developer to complete the work in early March 2025. On February 28, 2025, the Company notified Focus that it was in breach of the Settlement Agreement and has since withheld further payments.

Focus has sought to amend its complaint to enforce the Settlement Agreement and has requested pre-judgment security in the amount of $450,000. The Company is opposing these efforts and intends to assert counterclaims against Focus for consequential damages arising from the service disruption and failure to perform under the agreements. While the outcome of this matter cannot be predicted with certainty, the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, or results of operations at this time.

On April 10, the Court partially granted Focus’ Motion for Pre-Judgment Security. The Company is required to open a dedicated bank account by April 20, 2025 and deposit 15% of revenue starting one month after the account opening up to $420,000. The Company will continue to seek relief from the pre-judgment security, and its counterclaim against Focus is still pending, which could ultimately exceed the value of Focus’ claims.

10.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors be issued in one or more series.

Reverse Stock Split

On August 19, 2024, the Company’s board of directors approved a one-for-twenty (1:20) reverse stock split of the Company’s issued and outstanding shares of common stock. On September 13, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective on September 13, 2024, and the Company’s common stock began trading on a split-adjusted basis on Nasdaq on September 16, 2024.

At the Market Offering

On March 5, 2024, the Company put in place an At the Market Offering Agreement (the “ATM Agreement”) which allowed the Company to issue and sell shares of its common stock, having an aggregate offering price of up to $1,500,000 (the “ATM Shares”), from time to time through the Sales Agent. During the year ended December 31, 2024, the Company sold 199,004 ATM Shares for gross proceeds of approximately $1,494,000 under the ATM Agreement. The Company incurred offering costs of approximately $255,000, resulting in net proceeds of approximately $1,239,000.

Securities Offering on Form S-1 and Material Definitive Agreement

On October 29, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with WestPark, and a securities purchase agreement (the “Securities Purchase Agreement”) with investors pursuant to which the Company agreed to issue and sell; (i) 132,814 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $2.999 per share, and (ii) pre-funded warrants to purchase up to 1,533,852 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $3.00 per Share, less $0.0001 per Pre-Funded Warrant, for aggregate gross proceeds of $4,998,464 (or $4,999,998 assuming the full exercise of the Pre-Funded Warrants), before deducting placement agent fees and other offering expenses. The Offering closed on October 31, 2024.

As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $366,189, resulting in net proceeds of approximately $4,632,275.

Stock Options

During the year ended December 31, 2023, the Company issued 3,545 shares of common stock for cash exercises of options of $70,889. There were no options exercises during the year ended December 31, 2024.

Warrants

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 4,500 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $200.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of December 31, 2024, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $200 per share and a remaining weighted average time to expiration of 1.46 years.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 625 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $160.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of December 31, 2024, the Lender Warrant had not been exercised, and had a weighted average exercise price of $160 per share and a remaining weighted average time to expiration of 6.62 years.

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

On February 13, 2024, the Company entered into certain warrant repurchase and termination agreements with the holders of the PIPE Warrants to repurchase the PIPE Warrants for a purchase price equal to $0.80 multiplied by the number of shares of common stock issuable pursuant to such PIPE Warrants. In connection with such repurchases, all past, current and future obligations of the Company relating to the PIPE Warrants were released, discharged and are of no further force or effect.

A summary of total warrant activity during the years ended December 31, 2024 and 2023 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Warrants	Average	Contractual Term
	Outstanding	Exercise Price	in Years
Balance at December 31, 2023	70,750	$255.30	3.47
Granted	799,631	3.00	—
Exercised	—	—	—
Repurchased	(65,625)	0.80	—
Balance at December 31, 2024	804,756	$4.22	2.09

11.	STOCK-BASED COMPENSATION

Stock Incentive Plans

2021 Plan

In March 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan, which was subsequently amended in June 2021 and then on May 25, 2022 (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants, and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, RSUs and other stock-based awards. The Company’s board of directors, or any committee to which the board of directors delegates such authority, has the sole discretion in administering, interpreting, amending, or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 30,400 shares of the Company’s common stock, and the 2021 Plan was made effective with the completion of the IPO.

On May 24, 2023, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares under the 2021 Plan from 30,400 shares of common stock to 93,475 shares of common stock.

During the years ended December 31, 2024 and 2023, 5,521 and 9,109 equity awards were granted under the 2021 Plan, respectively. As of December 31, 2024, there were 67,224 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 85,679.

No equity awards were granted under the 2013 Plan during the year ended December 31, 2024 and 2023. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

The following assumptions were used to estimate the fair value of stock options granted using the Black- Scholes-Merton option pricing model during the years ended December 31:

	2024	2023
Assumptions:
Risk-free interest rate	3.49% – 4.56%	3.75% – 4.52%
Expected term (in years)	0.27 – 4.00	0.61 – 4.00
Expected volatility	57.28% –58.71%	59.17% – 59.95%
Expected dividend yield	—	—

A summary of stock option activity under the 2021 and 2013 Plans is as follows:

			Weighted
			Average
			Remaining
	Options	Weighted Average	Contractual Term	Aggregate
	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at December 31, 2023	14,830	$43.47	8.53	$—
Granted	5,521	7.30	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(11,891)	33.99	—	—
Balance at December 31, 2024	8,460	$33.20	5.20	$—

Options exercisable at December 31, 2024	6,356	$40.47	3.91	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the year ended December 31, 2024. The aggregate intrinsic value of stock options exercised was approximately $48,494 during the year ended December 31, 2023.

The weighted-average grant date fair value of stock options issued in the years ended December 31, 2024 and 2023 was $7.30 and $10.60, respectively. The following table sets forth the recorded stock options compensation expense of the Company during the years ended December 31:

	2024	2023
Operating expenses:
Technology	$2,639	$7,638
Sales and marketing	1,168	2,640
Supply development	1,904	973
Fulfillment	1,976	2,781
General and administrative	41,807	101,123
Total stock options expense	$49,494	$115,155

As of December 31, 2024 and 2023, a total of $10,094 and $110,375 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.72 years and 2.72 years, respectively.

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs	Average Grant
	Outstanding	Date Fair Value
Unvested Balance at December 31, 2023	5,630	$113.09
Granted	—	—
Vested	(1,800)	120.36
Forfeited	(3,008)	102.66
Unvested Balance at December 31, 2024	822	$132.34

The Company recorded RSUs compensation expense during the year ended December 31, 2024 and 2023 as follows:

	2024	2023
Operating expenses:
Technology	$57,073	$134,126
Sales and marketing	46,744	63,750
Supply development	399	6,035
Fulfillment	38,666	52,591
General and administrative	57,299	88,009
Total RSU expense	$200,181	$344,511

As of December 31, 2024 and 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $83,804 and $591,953, respectively, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.96 years and 1.86 years, respectively.

12.	INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2024 and 2023 due to the Company’s operating losses and a full valuation allowance on deferred tax assets.

The Company completed research and development studies covering all tax years currently under the applicable statute of limitations.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2024	2023
Deferred tax assets:
Operating loss carryforwards	$15,387,300	$12,630,800
Research and development tax credit	2,155,100	2,058,300
Other	868,700	749,000
Total deferred tax assets	18,411,100	15,438,100
Deferred tax liability:
Other	(80,500)	(52,400)
Intangibles	(124,800)	(224,500)
Total deferred tax liabilities	(205,300)	(276,900)
Net deferred tax assets before valuation allowance	18,205,800	15,161,200
Valuation allowance	(18,205,800)	(15,161,200)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance against the deferred tax assets as it has incurred significant losses since its inception. Management currently believes that it is more likely than not that the deferred tax assets will not be realized in the future. The change in the valuation allowance during 2024 was an increase of $3,044,600.

At December 31, 2024, the Company had federal net operating loss (“NOL”) carryforwards of approximately $62,400,000 of which approximately $13,000,000 expire at various periods through 2037 and approximately $49,400,000 can be carried forward indefinitely. The Company also had state NOL carryforwards of approximately $36,100,000 that expire at various periods through 2044. At December 31, 2024, the Company had federal and state tax credits of approximately $2,155,100 available for future periods that expire at various periods through 2044. Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

The Company applies the standards on uncertainty in income taxes. The Company did not have any significant unrecognized tax benefits during the year ended December 31, 2024. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The following represents a reconciliation of the statutory income tax rates to the effective rates at December 31:

	2024	2023
Reconciliation to statutory rates
Expected federal income taxes benefit at statutory rates	(21.0)%	(21.0)%
Expected state tax benefit at statutory rates, net of federal benefit	(6.4)	(6.4)
Change in valuation allowance	27.4	27.4
Income tax expense (benefit)	—%	—%

13.	SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker, which is our Chief Executive Officer, in deciding how to allocate resources and in assessing performance. We manage our business globally within one operating segment in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The Company has one reportable segment – biospecimens. The Company derive its revenue by procuring specimens from its healthcare provider network and then distributing these annotated biospecimens to its research client base.

Set out below is information about the assets and liabilities as at December 31, 2024 and 2023 and profit or loss from each segment for the years ended December 31, 2024 and 2023.

	As at December 31,
	2024	2023
Financial statement line item:
Reportable segment assets	$9,350,230	$15,819,137
Reportable segment liabilities	6,039,222	6,078,060

	As at December 31,
	2024	2023
Financial statement line item:
Revenues from external customers	$9,291,115	$9,928,184
Less:
Cost of revenue, excluding amortization	5,111,157	4,770,748
Technology expenses, excluding amortization	1,493,310	1,618,832
Sales and marketing expenses	4,945,269	3,955,974
Supply development expenses	537,888	1,030,403
Fulfillment expenses	1,635,724	1,788,879
Other segment items (a)	5,595,383	5,856,653
Depreciation & amortization expense	2,294,248	2,115,148
Interest expense	173,771	16,001
Interest income	(44,133)	(339,750)
Interest and penalties on sales tax liability	46,303	214,784
Income tax expense	—	—
Reportable segment income (loss)	$(12,497,805)	$(11,099,488)

(a)

Other segment items included in Reportable segment net loss consists mainly of general and administrative expenses for corporate functions, such as insurance expenses, associated software licenses, other payroll and related expenses for human resources, legal, finance and executive teams, other consulting and professional fees for corporate services rendered, other marketing expenses, franchise tax, other gains and losses, and other overhead expense.

The Company’s reportable business segment sell their goods in four geographic locations:

●	Americas

●	Europe

●	Middle East/Africa

●	Asia Pacific

The following table represents the percentage of total revenue by geographic area, based on the location of the customer for the years ended December 31, 2024 and 2023, respectively.

	December 31,
	2024	2023
Americas	85.13%	89.93%
Europe, Middle East and Africa	12.71%	9.10%
Asia Pacific	2.16%	0.97%

No individual country with net revenue originating outside of the United States accounted for more than 10% of consolidated net revenue for years ended December 31, 2024 and 2023.

14.	SUBSEQUENT EVENTS

On January 16, 2025, the Company has secured suppliers for the flu-like human metapneumovirus (hMPV). Human metapneumovirus (hMPV) is a virus which causes upper respiratory infections. While those infected with hMPV typically present with only mild symptoms, it can make some people very sick and cause death in the elderly, immunocompromised, and those with chronic conditions. The virus has been causing hospitals in China to become overrun, raising the potential for another COVID-style pandemic. There is currently no vaccine for HMPV, hence the potential need for samples if a company were looking to make this type of breakthrough drug or study the virus.

On January 30, 2025, the Company signed a settlement agreement pursuant to the existing legal matter brought by the Company’s former Chief Information Officer, Benjamin Bielak. Mr. Bielak initiated arbitration proceedings claiming $586,800 in addition to attorneys’ fees and interest for alleged company bonus payments for work performed in 2023 and 2024, as well as severance payments alleged to be owed under the terms of his agreement. Per Agreement, the parties agreed to a $215,000 settlement in full satisfaction of all claims, attorney’ fees and costs. Payments of this amount shall be made in the form of two checks, as follows:

(a)	The first check shall be in the gross amount of $173,000, from which all lawful deductions shall be paid; and

(b)	The second check shall be in the amount of $42,000. No deductions.

On December 9, 2024, Focus Technologies, Inc. filed a complaint against the Company in the Superior Court of Suffolk County, Massachusetts, alleging non-payment under agreements dated July 29, 2022, related to the provision of information technology services. Focus is seeking approximately $489,572 in damages, plus interest and attorneys’ fees. Following the filing, Focus disabled the Company’s web-based commerce platform on January 24, 2025, resulting in a shutdown of the iSpecimen Marketplace from January 25, 2025, through February 12, 2025.

To restore service, the parties entered into a settlement agreement on February 11, 2025, under which the Company agreed to pay $500,000 in nine monthly installments in exchange for the restoration of its platform. The Company made an initial payment of $50,000 on February 12, 2025. However, Focus failed to fully restore the platform, requiring the Company to engage a third-party developer to complete the work in early March 2025. On February 28, 2025, the Company notified Focus that it was in breach of the Settlement Agreement and has since withheld further payments.

Focus has sought to amend its complaint to enforce the Settlement Agreement and has requested pre-judgment security in the amount of $450,000. The Company is opposing these efforts and intends to assert counterclaims against Focus for consequential damages arising from the service disruption and failure to perform under the agreements. While the outcome of this matter cannot be predicted with certainty, the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, or results of operations at this time.

On April 10, the Court partially granted Focus’ Motion for Pre-Judgment Security. The Company is required to open a dedicated bank account by April 20, 2025 and deposit 15% of revenue starting one month after the account opening up to $420,000. The Company will continue to seek relief from the pre-judgment security, and its counterclaim against Focus is still pending, which could ultimately exceed the value of Focus’ claims.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to a material weakness in internal control over financial reporting. We discuss this material weakness and the steps we have taken to remedy such weakness in our discussion of internal control over financial reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. During the fourth quarter of 2024, the Company underwent leadership transitions at the director and officer levels. To mitigate any risks associated with these changes, the Board has increased its oversight of company payments and financial transactions. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of the years ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers as of April 14, 2025, along with the specific information required by Rule 14a-3 of the Exchange Act:

Name	Age	Position
Robert Bradley Lim	32	Chief Executive Officer, Treasurer, Secretary and Director
Yuying Liang	34	Chief Financial Officer
Katharyn (Katie) Field	41	President
Siyun Yang	27	Director
John L. Brooks III	73	Director
Richard Paolone	34	Director and Chairman of the Board
Avtar Dhaliwal	30	Director

Robert Bradley Lim has been serving as our Chief Executive Officer and director since December 2024. Mr. Lim also serves as a Treasurer and Secretary of the Company. Mr. Lim is the Principal and Co-founder of De Novo Law Corporation, a Vancouver-based law firm specializing in corporate/commercial law and civil litigation. Mr. Lim currently serves as a director of Qualigen Therapeutics Inc. (Nasdaq: QLGN) since July 2024 and has served as a director of Aerwins Technology Ltd. from July 2023 – July 2024. Mr. Lim holds a Bachelor of Commerce from the University of British Columbia and a Juris Doctor from Thompson Rivers University.

Yuying Liang has been serving as our Chief Financial Officer since December 2024. Ms. Liang is the Principal and Director of Canmore Financial Services Inc. and Yuying Liang Professional Corp. with significant experience in corporate accounting, financial reporting, and CFO services. Ms. Liang has worked extensively with public and private companies across multiple sectors, providing financial leadership and strategic guidance. Ms. Liang holds a Bachelor of Business Administration from Simon Fraser University and holds the professional designation of chartered professional accountant (CPA). Ms. Liang is CFO and Director of Modern Plant Based Foods Inc., Montego Resources Inc. and Ultra Brands Ltd.; the CFO of BlockchainK2 Corp, Goldhills Holding Ltd., Intact Gold Corp., Kincora Copper Limited and Transatlantic Mining Corp.

Katharyn (Katie) Field been serving as our President since February 2025 and was previously a director from September 2024 until her appointment as President. Ms. Field has a background which includes positions spanning both the private and public sectors and brings a wealth of experience and expertise in strategy consulting and executive leadership. Ms. Field is currently the chief executive officer and Chairman of Halo Collective Inc., a cannabis company, where she has served since May 2019, an Executive Director at Akanda Corporation (Nasdaq: AKAN), a medical cannabis company, where she has served since June 2022, and a director and Vice President of Virpax Pharmaceuticals, Inc., a preclinical-stage pharmaceutical company, where she has served as director since July 2024. Previously, she served as a director of Elegance Brands from March 2021 until March 2022. She has held prominent positions at renowned organizations such as The White House in the office of the public liaison, The Brookings Institution as a manager of operations, and Bain & Company as a consultant. In 2014, Ms. Field entered the cannabis industry and played a pivotal role in the procurement, build-out, and sale of one of the original vertically integrated licensed medical marijuana treatment centers in Florida. Subsequently, she operated a strategy consulting practice focused on cannabis and served as Executive Vice President of Corporate Development at MariMed from 2018 to 2019. Ms. Field holds an MBA in Economics from Columbia Business School and a BA in Public Policy with honors from Stanford University. Ms. Field is well-qualified to serve as President of the Company due to her experience and expertise in strategy consulting and executive leadership.

Siyun Yang has been serving as an independent director of the Company since February 2025. She also serves on the Audit Committee and Nominating and Corporate Governance Committee of the Board. Ms. Yang is an Associate Attorney at Quill & Arrow LLP, specializing in consumer protection and product liability litigation. Previously, she served as In-House Counsel at Halo Collective Inc., overseeing regulatory compliance, corporate transactions, and litigation matters related to cannabis operations and intellectual property. Prior to that, she was a Provisional Licensed Lawyer at Di Li Law, PC, where she focused on trademark filings, oppositions, and intellectual property matters. Ms. Yang holds an LL.M. in International Comparative Law from UCLA School of Law and an LL.B. in International Economic Law from East China University of Political Science and Law. Her expertise in litigation, corporate governance, and data analytics enhances the Board’s oversight capabilities.

John L. Brooks III has been serving as our director since June 2021. Mr. Brooks serves as a Class II Director and his current term will expire at our 2026 annual meeting of stockholders. He currently serves as a director of Noxilizer since March 2009, Theromics since February 2021, AltrixBio since December 2021, Basys.ai since 2022, Alertgy since 2023, Sharp Tx since 2023, and Senscio since 2024. Mr. Brooks was the President of the NTT division of L-Nutra Inc., a company focused on nutrition and fasting mimicking technologies from March 2021 to May 2022. In January 2011, Mr. Brooks founded Ammonett Pharma and continues to serve on its board of directors since then. He is also a co-founder of Rocky Mountain Biphasic and serves as a director since April 2022. He has also served as the managing director of Healthcare Capital LLC since February 2007. Previously, Mr. Brooks served as the Chief Executive Officer, President and a director of NeuroBo Pharmaceuticals, Inc. from March 2018 to December 2019 and as the chairman of Cellnovo, Ltd. from 2012 to December 2019. Mr. Brooks is also involved with several non-profit organizations. He currently serves as the Chief Executive Officer and President of Worldwide Network for Innovation in Clinical Education and Research (WNICER) since January 2019 and serves as a director of T1D Exchange since March 2020, the ADA New England Chapter since January 2015, The Diabetes Link since January 2010, and the University of Massachusetts Amherst Foundation since January 2012. Mr. Brooks received his BBA and MSBA in Accounting from the University of Massachusetts Amherst. Mr. Brooks is well-qualified to serve on the Board due to his expertise in healthcare and life sciences.

Richard J. Paolone has been serving as our Chairman of the Board since February 2025 and as a director since September 2024. Mr. Paolone is a Toronto-based securities lawyer where his work focuses on securities, corporate finance, and mergers and acquisitions. He has a wide range of corporate experience from representing companies in private and public offerings of debt and equity securities. In June 2020, Mr. Paolone founded Paolone Law Professional Corporation, where he has been the principal since such date. From February 2019 to October 2019, and again from September 2020 to January 2021, Mr. Paolone was a director of Evolution Global Frontier Ventures Corp. (formerly Ascension Exploration Inc.), a company that is listed on the Canadian Securities Exchange. Mr. Paolone also serves as Director and CEO of several private and reporting companies. Since February 2019, Mr. Paolone has also been the CEO and director of Rotonda Ventures Corp., a public company in Canada. Since February 2021, Mr. Paolone has also been the CEO, CFO, and director of Republic Goldfields Inc., a public company in Canada. Also, since February 2021, Mr. Paolone has been the CEO, CFO, and director of Emerald Isle Resources Inc., a public company in Canada. Since April 2022, Mr. Paolone has also served as a director of Critical Infrastructure Technologies Ltd., a mining technology company listed on the Canadian Securities Exchange. Since December 2022, Mr. Paolone has also served as a director of SBD Capital Inc., a company listed on the Canadian Securities Exchange. Since June 2023, Mr. Paolone has also served as a director of Xander Resources Inc., a mining company listed on the Canadian Securities Exchange. Since November 2023, he has also served as a director of Ashington Innovations Plc., a special purpose acquisition company listed on London Stock Exchange. Since September 2024, Mr. Paolone has served on the board of Safe Supply Streaming Co Ltd., an investment issuer listed on the Canadian Securities Exchange. Since May 2019, he has served as a director of Red Pine Petroleum Ltd., a company listed on the Toronto Stock Exchange, and also served as its CEO from October 2020 until September 2021. Mr. Paolone has been integral to multiple mergers and acquisitions and reverse takeover transactions in the industries of mining, cannabis, carbon credits, oil and gas, technology, and plant-based food. Mr. Paolone holds a B.A. in criminal justice from Mount Royal University and a J.D. from Bond University. He is a licensed barrister and solicitor lawyer in Ontario. Mr. Paolone is well-qualified to serve as Chairman of the Board due to his corporate experiences in mergers and acquisition and private and public offerings of debt and equity securities.

Avtar Dhaliwal has been serving as our director since September 2024. Mr. Dhaliwal has served as a director and a member of the compensation committee of the board of Halo Collective Inc. since March 2022, which is a cannabis extraction company that develops and manufactures quality cannabis oils and concentrates, and he has been a member of its audit committee of the board in August 2024. Since August 2024, Mr. Dhaliwal has been a director of Advent Technologies Holdings Inc., a US corporation that develops, manufactures, and assembles complete fuel cell systems as well as supplying customers with critical components for fuel cells in the renewable energy sector. Since December 2021, Mr. Dhaliwal has been the Chief Executive Officer of Modern Plant Based Foods, a Canadian food company that offers a portfolio of plant-based products. Previously, Mr. Dhaliwal worked in operations and logistics with Modern Plant Based Foods Inc. beginning in October 2019, and has also been the Chief Executive Officer of Pontus Protein Ltd., an agricultural food and technology company focused on creating and acquiring the best technology, since March 2022. From January 2024 until May 2024, Mr. Dhaliwal was the Chief Executive Officer and a director of Trilogy AI, a company committed to transforming the beauty industry through its artificial intelligence technology. Mr. Dhaliwal holds a Bachelor of Science in Biology from the University of British Columbia Okanagan. Mr. Dhaliwal is well-qualified to serve on the Board due to his management experience across multiple industries.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of our Board of Directors

Our Board currently consists of five directors. Our certificate of incorporation, as amended, and bylaws, as amended, provide that our Board can consist of any number of directors as voted on and approved by the Board. Our Board is divided into three classes, designated as Class I, Class II and Class III directors, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class I directors, consisting of Mr. Paolone, Ms. Yang and Mr. Lim, will expire at our 2025 annual meeting of stockholders. The term of office of the Class II directors, consisting of Mr. Brooks and Mr. Dhaliwal, will expire at our 2026 annual meeting of stockholders. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). Our Board has affirmatively determined that each of Mr. Brooks, Mr. Dhaliwal and Ms. Yang are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

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

Audit Committee

We have established an audit committee of the Board. Mr. Brooks, Mr. Paolone and Ms. Yang serve as members of our audit committee, and Mr. Brooks chairs the audit committee. Each member of the audit committee is financially literate, and our Board has determined that Mr. Brooks qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter that is available to stockholders on the Company’s website at https://investors.ispecimen.com/governance-documents, which details the principal functions of the audit committee, including:

➢	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Form 10-K;

➢	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

➢	discussing with management major risk assessment and risk management policies;

➢	monitoring the independence of the independent auditor;

➢	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

➢	reviewing and approving all related-party transactions;

➢	inquiring and discussing with management our compliance with applicable laws and regulations;

➢	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

➢	appointing or replacing the independent auditor;

➢	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

➢	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

➢	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Board reviews the Nasdaq listing standards definition of independence for audit committee members on an annual basis and has determined that all current members of our audit committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

Compensation Committee

We have established a compensation committee of the Board. Mr. Brooks, Mr. Paolone and Mr. Dhaliwal serve as members of our compensation committee. Mr. Paolone chairs the compensation committee.

We have adopted a compensation committee charter that is available to stockholders on the Company’s website at https://investors.ispecimen.com/governance-documents, which details the principal functions of the compensation committee, including:

➢	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

➢	reviewing and approving the compensation of all our other executive officers;

➢	reviewing our executive compensation policies and plans;

➢	implementing and administering our incentive compensation equity-based remuneration plans;

➢	assisting management in complying with our proxy statement and annual report disclosure requirements;

➢	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

➢	if required, producing a report on executive compensation to be included in our annual proxy statement; and

➢	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board. Mr. Dhaliwal and Ms. Yang serve as members of our nominating and corporate governance committee. Mr. Dhaliwal chairs the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter that is available to stockholders on the Company’s website at https://investors.ispecimen.com/governance-documents, which details the principal functions of the nominating and corporate governance committee, and which provides that persons to be nominated to serve as directors:

➢	should have demonstrated notable or significant achievements in business, education or public service;

➢	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

➢	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

The discussion below includes a review of our compensation decisions with respect to fiscal years 2024 and 2023 for our “named executive officers,” or NEOs, namely our principal executive officer, our two other most highly compensated executive officers and two additional persons for whom disclosure would have been provided but for the fact that they were not serving as our executive officers as of December 31, 2024.

In 2024 and 2023, we compensated our NEOs through base salary, as described below. Our officers are also eligible for the standard benefits programs we offer all employees.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for fiscal years 2024 and 2023.

				Stock	Option	All other
		Salary	Bonus	awards	awards	compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)
Robert Bradley Lim (2)	2024	$—	$—	$—	$—	$—	$—
Chief Executive Officer, Treasurer, Secretary and Director	2023	$—	$—	$—	$—	$—	$—
Yuying Liang (4)	2024	$—	$—	$—	$—	$—	$—
Chief Financial Officer	2023	$—	$—	$—	$—	$—	$—
Tracy Curley (1)	2024	$329,314	$—	$—	$—	$—	$329,314
Former Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2023	$350,000	$87,500	$—	$—	$—	$437,500
Benjamin Bielak (3)	2024	$191,954	$215,000	$—	$—	$—	$406,594
Former Chief Information Officer	2023	$326,000	$65,200	$—	$—	$—	$391,200

1)	Tracy Curley served as our Chief Financial Officer since August 2020, Treasurer since July 2021 and director since May 2023 until her departure. She became the Interim Chief Executive Officer on September 21, 2022 and was appointed as the Company’s full-time Chief Executive Officer on January 9, 2023. Tracy Curley’s departure from the Company was effective as of November 8, 2024.

2)	Robert Lim was appointed as Chief Executive Officer on December 12, 2024.

3)	Benjamin Bielak resigned as Chief Information Officer effective July 15, 2024.

4)	Yuying Liang was appointed as Chief Financial Officer on December 13, 2024.

Employment Agreements

We have entered into independent consulting agreements with each of our Chief Executive Officer and Chief Financial Officer. and have also entered into an employment agreement with our President.

Katharyn Field

We entered into an employment agreement with Ms. Field, effective as of February 28, 2025, appointing her as President of the Company. The agreement provides for an annual base salary of $240,000, payable in accordance with the Company’s standard payroll schedule. Ms. Field is also eligible to participate in the Company’s Stock Incentive Plan and receive standard fringe benefits available to full-time employees. Under the terms of the agreement, Ms. Field’s employment is at-will and may be terminated by either party with thirty (30) days’ notice.

Robert Bradley Lim

We entered into an independent contractor agreement with Mr. Lim, effective as of December 9, 2024, through his personal corporation, 1513932 B.C. Ltd., a company incorporated under the laws of the Province of British Columbia, Canada appointing him as Chief Executive Officer of the Company and a member of the Board of Directors, which, by its terms, will remain in effect from year to year and may be terminated by the Board of Directors of the Company at any time with or without notice, and with or without cause.

Under the terms of the Agreement, the Company will pay 1513932 B.C. Ltd. an annual fee of $270,000, payable in equal monthly installments of $22,500.

This Agreement does not create an employer-employee, partnership, or joint venture relationship between the parties. Mr. Lim will be entitled to severance payments. If the Mr. Lim is to be terminated by the Company without Cause, or in the event that the Mr. Lim terminates this Agreement for Good Reason, the Company agrees to provide the Contractor with severance payment equivalent of $67,500.

On December 27, 2024, by written consent, the Board of Directors appointed Mr. Lim to the additional roles of Treasurer and Secretary of the Company in accordance with the Company’s Second Amended and Restated Bylaws. There were no changes to Mr. Lim’s compensation or other terms of employment in connection with this appointment.

Yuying Liang

We entered into an engagement agreement with Ms. Liang, effective as of December 13, 2024, appointing her as Chief Financial Officer, which, by its terms, will remain in effect from year to year unless amended in writing by both parties or terminated by 60 days written notice from either party.

If there should be a Change of Control, Ms. Liang may terminate its obligations under this engagement within 90 days following the Change of Control by giving 30 days-notice in writing to the Company.

For the purposes of this engagement, a “Change of Control” shall be deemed to have occurred when: a person becomes a “control person” (as defined in the Securities Act); a majority of the directors are not individuals nominated by the Company’s then incumbent Board of Directors; or any person or group of persons acquires the ability, directly or indirectly to direct the management and policies of the Company through: the legal or beneficial ownership of voting securities; the right to appoint managers, directors or corporate management; contract; operating agreement; voting trust.

Under the terms of this agreement, Ms. Liang is paid an approximate annual base salary of $300,000, which is to be paid on a monthly basis of $25,000 plus applicable taxes. Should any circumstances cause fees to exceed the proposed amount Ms. Liang will inform the Company in advance to obtain the approval of such additional fees. If such approval is not obtained, the Company will not be billed outside the proposed amount.

Separation Agreements

Tracy Curley

On November 8, 2024, the Company and Tracy Curley mutually agreed to end her employment. The parties dispute whether she resigned or was terminated. Additionally, on the same date, Curley resigned from the Board due to differences regarding the Company’s future direction. The Company has since taken steps to ensure a smooth leadership transition.

Non-Employee Director Compensation

The following table sets forth information regarding the total compensation paid to our current non-employee directors during 2024 for their service on our Board. Our directors who are employed by us do not receive any additional compensation for serving on our Board.

				Non-equity	Non qualified
	Fees			incentive	deferred
	earned		Option	plan	compensation	All other
	or paid	Stock	awards	compensation	earnings	compensation
Name and Principal Position	in cash($)	awards($)	($)(10)	($)	($)	($)	Total($)
Andrew L. Ross(1)
Former Director	$14,556	$—	$1,300	—	—	—	$15,856
Steven Gullans(2)
Former Director	$25,679	$—	$—	—	—	—	$25,679
John L. Brooks III(3)
Director	$31,250	$—	$1,300	—	—	—	$32,550
Theresa Mock(4)
Former Director	$25,679	$—	$—	—	—	—	$25,679
Elizabeth Graham(5)
Former Director	$14,164	$—	$—	—	—	—	$14,164
Katharyn Field(6)
Chairman of the Board	$9,226	$—	$104	—	—	—	$9,330
Avtar Dhaliwal(7)
Director	$8,237	$—	$104	—	—	—	$8,341
Richard Paolone(8)
Director	$8,237	$—	$104	—	—	—	$8,341

1)	Andrew L. Ross was appointed on January 2012 and resigned on July 25, 2024.

2)	Steven Gullans was appointed on October 2020 and resigned on September 26, 2024.

3)	John. L Brooks III has been serving as our director since June 2021.

4)	Theresa Mock was appointed on May 24, 2023 and resigned on September 26, 2024

5)	Elizabeth Graham was on May 26, 2024 and resigned on September 26, 2024.

6)	Avtar Dhaliwal was appointed on September 26, 2024.

7)	Katharyn Field was appointed on September 26, 2024.

8)	Richard Palone was appointed on September 26, 2024.

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

(ii) an annual non-qualified ten-year stock option grant on each January 2nd equal to 10,000 shares of our common stock at an exercise price equal to 100% of the fair market value of our common stock vesting in four equal quarterly installments and subject to certain adjustments;

(iii) an annual cash retainer of $20,000 plus an additional (x) $7,500 for each Board committee on which a director serves as chair and (y) $3,500 for each Board committee on which a director serves, but is not chair, which cash retainer is payable in for equal quarterly payments; and

(iv) travel expense reimbursement.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding all outstanding stock options and restricted stock held by each of our named executive officers as of December 31, 2024:

	Option Awards				Stock awards
	Number of	Number of			Number of	Market value
	securities	securities			shares	of shares
	underlying	underlying			of units of	of units of
	unexercised	unexercised			stock that	stock that
	options (#)	options (#)	Option exercise	Option	have not	have not
Name	exercisable	unexercisable	price ($)	expiration date	vested (#)	vested ($)
Tracy Curley	2,942	—	$32.20	October 31, 2032	—	$—
John Brooks	500	—	$28.20	January 2, 2033	—	$—
John Brooks	500	—	$10.50	January 2, 2034	—	—
John Brooks	677	—	$160.00	July 29, 2031	—	—
Avtar Dhaliwal	168	—	$5.12	September 24, 2034	—	—
Kathryn Field	168	—	$5.12	September 24, 2034	—	—
Richard Paolone	168	—	$5.12	September 24, 2034	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Incentive Plans

Our Board has adopted, and our stockholders have approved, the iSpecimen Inc. 2013 Stock Incentive Plan and 2021 Plan. The number of shares issued, number of shares reserved for issuance, number of shares underlying outstanding stock options and number of shares remaining available for future issuance under each plan, as of December 31, 2024, are as follows:

Number of
			Number of		Shares
	Number of		Shares	Weighted Average	Remaining
	Shares		underlying	Exercise Price	Available for
	Reserved for	Number of	Outstanding	of Outstanding	Future
Plan	Issuance	Shares Issued	Options	Options	Issuance
2013 Stock Incentive Plan	15,451	2,028	7,770	34.60	—
2021 Stock Incentive Plan	93,475	26,251	8,460	5.20	67,224

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

Beneficial Ownership of Our Common Stock

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock, as of April 14, 2025 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding shares of common stock.

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

	Number of Shares of
	Common Stock Beneficially	Approximate Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class(2)
Director and Executive Officers
John L. Brooks III	32	*
Katharyn Field	Nil	0.00%
Avtar Dhaliwal	Nil	0.00%
Richard Paolone	Nil	0.00%
Robert Lim	Nil	0.00%
Yuying Liang	Nil	0.00%
All Directors and Officers as a Group (6 persons)	32	*
5% or Greater Stockholders
N/A	Nil	0.00%

*	Less than 1%*

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal years ended December 31, 2024 and 2023, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2024, and any of our directors, executive officers, holders of more than 5% of our common stock, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

➢	the risks, costs and benefits to us;

➢	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

➢	the availability of other sources for comparable services or products; and

➢	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Mr. Brooks, Mr. Dhaliwal and Ms. Field are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any affiliates.

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

Listing

Our common stock is listed on Nasdaq under the symbol “ISPC”.

Transfer Agent

The transfer agent and registrar for our common stock is Broadridge Corporate Issuer Solutions LLC. The transfer agent and registrar’s address is 1155 Long Island Avenue, Edgewood, New York, NY 11717 and its telephone number is 1-877-830- 4932.

Item 14. Principal Accountant Fees and Services Audit, Audit-Related and All Other Fees

We engaged Bush & Associates CPA LLC (“Bush & Associates”) as our independent registered public accounting firm for fiscal 2024. The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in this Annual Report for the year ended December 31, 2024 by Bush & Associates and for the year ended December 31, 2023 by Wolf & Company, P.C. (“Wolf & Company”), our independent registered public accounting firm for fiscal years 2023 and 2022.

	2024	2023
Audit fees(1)	$426,875	$202,525
Audit-Related fees(2)	132,000	-
Total	$558,875	$202,525

(1)	This category includes the audit of our annual financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those fiscal periods.

(2)	This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuance.

Item 14A. Changes in Registrant’s Certifying Accountant

Wolf & Company, the Company’s independent registered public accounting firm for fiscal 2022 and fiscal 2023, resigned effective March 7, 2025 and the Company appointed Bush & Associates as successor auditor of the Company effective March 10, 2025 to complete the Company’s audit for fiscal 2024.

Wolf & Company’s audit reports for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion, or a disclaimer nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, the audit report for the fiscal year ended December 31, 2023 included an explanatory paragraph concerning the uncertainty of the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2023, and December 31, 2022, and through March 7, 2025, there were no disagreements between the Company and Wolf & Company on accounting matters or auditing procedures that, if unresolved, would have been referenced in Wolf & Company’s audit reports. Additionally, there were no reportable events under Item 304(a)(1)(v) of Regulation S-K during these periods.

The Company’s change of auditor is described on its Current Report on Form 8-K filed with the SEC on March 11, 2025, which is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements - We have filed the following documents in Item 8 of this Annual Report:

2.	Financial Statement Schedules - All other schedules are omitted because they are not required, or the required information is included in the financial statements or notes thereto.

3.	Exhibits - For a list of exhibits filed with this Annual Report, refer to the exhibit index below. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company ’s Form 8-K filed with the SEC on November 29, 2021).
4.2	Warrant to Purchase Stock – Western Alliance Bank (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 16, 2021).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K filed with the SEC on March 22, 2022).
4.4	Senior Note, dated as of September 25, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on September 25, 2024).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
10.1	Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
10.2	Warrant to Purchase Common Stock issued to Western Alliance Bank on August 13, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
10.3	Securities Purchase Agreement, dated November 28, 2021, by and between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
10.4	Registration Rights Agreement, dated November 28, 2021, by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
10.5	Placement Agency Agreement, dated November 28, 2021, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
10.6	iSpecimen Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company ’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.7	iSpecimen Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company ’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.8	Form of Indemnification Agreement, by and between the Company and certain directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.9	Form of Confidentiality , Non-Competition And Assignment Agreement, by and between iSpecimen Inc. and each of its employees (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.10	Lease between the Company and Bedford Street LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.11	Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.12	Capital Commitment Agreement, dated September 1, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.13	Form of Series B Preferred Stock Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.14	Form of Investors’ Rights Agreement for Series A-1 Preferred Stock and Series B Preferred Stock Investors (incorporated by reference to Exhibit 10.9 of the Company’s Form S-1/A (File No. 333- 250198) with the SEC on December 31, 2020).
10.15	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.16	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.17	Unsecured Convertible Promissory Note, dated December 29, 2017, issued by the Company to Anna- Maria and Stephen Kellen Foundation, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.18	Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated August 3, 2018, by and among the Company , Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.19	Second Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated May 1, 2019, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Form S- 1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.20	Third Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated November 15, 2019, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.21	Fourth Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated September 19, 2020, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.22	Form of Note Subscription Agreement for Secured Bridge Debt (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.23	Form of Secured Promissory Note for Secured Bridge Debt (incorporated by reference to Exhibit 10.18 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.24	First Amendment to Note Subscription Agreements and Secured Promissory Notes, dated May 1, 2019, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.19 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.25	Second Amendment to Note Subscription Agreements and Secured Promissory Notes, dated November 15, 2019, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.20 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.26	Third Amendment to Note Subscription Agreements and Secured Promissory Notes, dated June 15, 2020, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.21 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.27	Fourth Amendment to Note Subscription Agreements and Secured Promissory Notes, dated October 1, 2020, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.22 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.28	Fifth Amendment to Note Subscription Agreements and Secured Promissory Notes, dated March 15, 2021, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.23 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.29	iSpecimen Inc. Second Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 26, 2022).
10.30#	Executive Employment Agreement by and between the Company and Christopher lanelli (incorporated by reference to Exhibit 10.25 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.31#	Executive Employment Agreement by and between the Company and Jill Mullan (incorporated by reference to Exhibit 10.26 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.32#	Executive Employment Agreement by and between the Company and Tracy Curley (incorporated by reference to Exhibit 10.27 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.33#	Employment Agreement by and between the Company and Benjamin Bielak (incorporated by reference to Exhibit 10.28 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.34	Factoring Agreement, dated January 1, 2021, by and between iSpecimen Inc. and Versant Funding, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).
10.35	Waiver Agreement, dated April 29, 2022, by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 29, 2022).
10.36#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Christopher Ianelli (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 21, 2022).

10.37#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Jill Mullan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on June 21, 2022).
10.38#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Tracy Curley (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on June 21, 2022).
10.39#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Benjamin Bielak (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on June 21, 2022).
10.40+#	First Amended and Restated Executive Employment Agreement, dated October 24, 2022, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.41	First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement, dated October 24, 2022, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.42+#	First Amended and Restated Executive Employment Agreement, dated October 24, 2022, by and between Benjamin Bielak and iSpecimen Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.43	First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement, dated October 24, 2022, by and between Benjamin Bielak and iSpecimen Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.44+	Separation Agreement, dated October 24, 2022, by and between Christopher Ianelli and iSpecimen Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.45+	Separation Agreement effective October 24, 2022, by and between Jill Mullan and iSpecimen Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.46	Note Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 25, 2024).
10.47	Form of Placement Agency Agreement, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
10.48	Form of Securities Purchase Agreement, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
10.49	Investor Relations Agreement, dated October 31, 2024, by and between the Company and IR Agency LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).
23.1*	Consent of Wolf & Company , P.C.
23.2*	Consent of Bush & Associates CPA LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	iSpecimen Inc. Executive Compensation Clawback Policy (Adopted on October 27, 2023) (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K filed with the SEC on March 13, 2024).
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
+	Schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2025.

iSPECIMEN, INC.

By:	/s/ Robert Bradley Lim
Chief Executive Officer, Treasurer and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

Signature

/s/ Robert Bradley Lim	Chief Executive Officer, Treasurer, Secretary and Director
Robert Bradley Lim	(Principal Executive Officer)

/s/ Siyun Yang	Director
Siyun Yang

/s/ John L. Brooks III	Director
John L. Brooks III

/s/ Richard J. Paolone	Director
Richard J. Paolone

/s/ Avtar Dhaliwal	Director
Avtar Dhaliwal