Form 10-Q
period 2025-03-31
iSpecimen Inc.
filed 2025-05-19
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2025, there were 2,496,858 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$782,563	$1,878,408
Accounts receivable, net of allowance for doubtful accounts of $731,475 and $620,433 at March 31, 2025 and December 31, 2024, respectively	581,652	1,444,636
Prepaid expenses and other current assets	163,823	264,892
Total current assets	1,528,038	3,587,936
Property and equipment, net	76,460	93,563
Internally developed software, net	4,244,236	4,611,954
Other intangible assets, net	668,812	716,700
Operating lease right-of-use asset	313,610	327,977
Security deposits	12,100	12,100
Total assets	$6,843,256	$9,350,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,786,134	$4,197,561
Accrued expenses	818,254	1,168,786
Operating lease current obligation	45,158	43,369
Deferred revenue	270,208	360,708
Total current liabilities	4,919,754	5,770,424
Operating lease long-term obligation	254,989	268,798
Total liabilities	5,174,743	6,039,222

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,498,408 issued and 2,496,858 outstanding at March 31, 2025 and 1,698,454 issued and 1,696,904 outstanding at December 31, 2024	250	170
Additional paid-in capital	75,189,448	75,173,627
Treasury stock, 1,550 shares at March 31, 2025 and December 31, 2024, at cost	(172)	(172)
Accumulated other comprehensive income	—	—
Accumulated deficit	(73,521,013)	(71,862,617)
Total stockholders’ equity	1,668,513	3,311,008
Total liabilities and stockholders’ equity	$6,843,256	$9,350,230

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,057,510	$2,289,993
Operating expenses:
Cost of revenue	657,279	1,000,006
Technology	545,367	911,967
Sales and marketing	347,140	665,941
Supply development	93,681	197,839
Fulfillment	293,766	410,854
General and administrative	758,666	2,103,906
Total operating expenses	2,695,899	5,290,513
Loss from operations	(1,638,389)	(3,000,520)

Other income (expense), net
Interest expense	(1,946)	(4,465)
Interest income	2,788	30,498
Interest and penalties on sales tax liability	(18,540)	—
Other income (expense), net	(2,309)	72,370
Total other income (expense), net	(20,007)	98,403

Net loss	$(1,658,396)	$(2,902,117)

Other comprehensive income (loss):
Net loss	$(1,658,396)	$(2,902,117)
Unrealized loss on available-for-sale securities	—	(799)
Total other comprehensive income (loss)	—	(799)
Comprehensive loss	$(1,658,396)	$(2,902,916)

Net loss per share - basic and diluted	$(0.71)	$(6.36)

Weighted average shares of common stock outstanding - basic and diluted	2,323,135	456,623

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	1,696,904	$170	1,550	$(172)	$75,173,627	$—	$(71,862,617)	$3,311,008
Stock-based compensation expense	—	—	—	—	1,158	—	—	1,158
Vesting of restricted stock	152	—	—	—	14,743	—	—	14,743
Issuance of common stock through exercise of prefunded warrants	799,631	80	—	—	(80)	—	—	—
Net loss	—	—	—	—	—	—	(1,658,396)	(1,658,396)
Balance at March 31, 2025	2,496,687	$250	1,550	$(172)	$75,189,448	$—	$(73,521,013)	$1,668,513

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	454,169	$45	1,550	$(172)	$69,105,176	$840	$(59,364,812)	$9,741,077
Stock-based compensation expense	—	—	—	—	45,871	—	—	45,871
Vesting of restricted stock	438	—	—	—	48,054	—	—	48,054
Repurchase of common stock purchase warrants exercisable under PIPE Warrants	—	—	—	—	(52,500)	—	—	(52,500)
Issuance of common stock in connection with At the Market Offering Agreement	18,899	2	—	—	138,485	—	—	138,487
Offering costs in connection with At the Market Offering Agreement	—	—	—	—	(204,845)	—	—	(204,845)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	—	—	(2,902,117)	(2,902,117)
Balance at March 31, 2024	473,506	$47	1,550	$(172)	$69,080,241	$41	$(62,266,929)	$6,813,228

See accompanying notes to these unaudited condensed financial statements

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,658,396)	$(2,902,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,901	93,925
Amortization of internally developed software	367,718	532,750
Amortization of other intangible assets	47,888	47,889
Depreciation of property and equipment	17,103	16,050
Bad debt expense	111,041	197,924
Non-cash interest income related to accretion of discount on available-for-sale securities	—	(27,428)
Change in operating assets and liabilities:
Accounts receivable – unbilled	—	234,394
Accounts receivable	751,943	93,040
Prepaid expenses and other current assets	101,069	(21,920)
Operating lease right-of-use asset	14,367	40,517
Accounts payable	(411,427)	(364,964)
Accrued expenses	(350,532)	170,208
Operating lease liability	(12,020)	(39,541)
Deferred revenue	(90,500)	(143,090)
Net cash used in operating activities	(1,095,845)	(2,072,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	—	(275,486)
Purchase of property and equipment	—	(9,136)
Purchase of available-for-sale securities	—	(460,932)
Proceeds from sales and maturities of available-for-sale securities	—	2,683,000
Net cash provided by investing activities	—	1,937,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with At the Market Offering Agreement	—	138,487
Payment of offering costs in connection with the issuance of common stock in connection with At the Market Offering Agreement	—	(204,845)
Repurchase of common stock purchase warrants exercisable under PIPE warrants	—	(52,500)
Net cash used in financing activities	—	(118,858)

Net decreases in cash and cash equivalents	(1,095,845)	(253,775)
Cash and cash equivalents at beginning of period	1,878,408	2,343,666
Cash and cash equivalents at end of period	$782,563	$2,089,891

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,946	$4,465
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs included in accounts payable and accrued expenses	$—	$73,908

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of March 31, 2025, the Company had negative working capital of $3,391,716, an accumulated deficit of $73,521,013, cash and cash equivalents of $782,563, and accounts payable and accrued expenses of $4,604,388. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the three months ended March 31, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the first quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 93% and technology costs of approximately 73% during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the year ended December 31, 2024, the Company engaged in raising capital through debt financing as discussed in Note 7 and through public equity as discussed in Note 10.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes to these accounting policies during the three months ended March 31, 2025.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of March 31, 2025 and December 31, 2024, respectively, because of their short-term nature.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The following table summarizes the Company’s revenue for the three months ended March 31:

	Three months ended March 31,
	2025	2024
Specimens - contracts with customers	$976,970	$2,136,100
Shipping and other	80,540	153,893
Revenue	$1,057,510	$2,289,993

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of March 31, 2025 and December 31, 2024, the Company had an allowance for doubtful accounts of $731,475 and $620,433, respectively.

The Company applies the practical expedient to account for shipping and handling activities as fulfillment cost rather than as a separate performance obligation. Shipping and handling costs incurred are included in cost of revenue.

Since 2024, the Company recognized its revenue when the related specimens are delivered.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the three months ended March 31, 2025 and 2024.

Debt Issuance Costs

Debt issuance costs are recorded net against the related debt and amortized to interest expense over the life of the related debt.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of March 31:

	2025	2024
Shares issuable upon vesting of RSUs	578	4,839
Shares issuable upon exercise of stock options	5,055	17,503
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	625	625
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	4,500	4,500

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

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which provides amendments to improve reportable segment disclosures requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s related disclosures.

3. AVAILABLE-FOR-SALE SECURITIES

The Company’s U.S. Treasury bills that were classified as available-for-sale securities fully matured during the year ended December 31, 2024. There were no available securities as of March 31, 2025 and December 31, 2024.

The Company recorded $680 of realized losses in the year ended December 31, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	March 31,	December 31,
	2025	2024
Website	$285,377	$285,377
Computer equipment and purchased software	91,332	91,332
Equipment	19,291	19,291
Furniture and fixtures	26,982	26,982
Leasehold improvements	12,646	12,646
Total property and equipment	435,628	435,628
Accumulated depreciation	(359,168)	(342,065)
Total property and equipment, net	$76,460	$93,563

Depreciation expense for property and equipment was $17,103 and $16,050 for the three months ended March 31, 2025 and 2024, respectively.

5. INTERNALLY DEVELOPED SOFTWARE, NET

During the year ended December 31, 2024, the Company capitalized $653,288 of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees.

During the three months ended March 31, 2025, the Company did not capitalize any costs of its internally developed software. The Company recognized $367,718 and $532,750 of amortization expense associated with capitalized internally developed software costs during the three months ended March 31, 2025 and 2024, respectively. Accumulated amortization associated with capitalized internally developed software costs as of March 31, 2025 and December 31, 2024 was $9,369,454 and $9,001,736, respectively.

6.  OTHER INTANGIBLE ASSETS, NET

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

During the three months ended March 31, 2025, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company recognized $47,888 and $47,889 of amortization expense associated with the capitalized sequenced data during the three months ended March 31, 2025 and 2024, respectively. Accumulated amortization associated with the capitalized sequenced data was $288,963 as of March 31, 2025 and $241,075 as of December 31, 2024.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

8.  FAIR VALUE MEASUREMENTS

As of March 31, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

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

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the three months ended March 31, 2025, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the three months ended March 31, 2025:

Operating lease expense	$20,530
Short-term lease expense	—
Total lease cost	$20,530

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Position as of March 31, 2025

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of March 31, 2025 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$313,610
Total lease assets	$313,610

Liabilities
Current liabilities:
Operating lease liability – current portion	$45,158
Non-current liabilities:
Operating lease liability – net of current portion	254,989
Total lease liability	$300,147

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of March 31, 2025:

Weighted average remaining lease term (in years) – operating lease	4.58
Weighted average discount rate – operating lease	8%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2025 (excluding the three months ended March 31, 2025)	$48,490
2026	76,372
2027	80,190
2028	84,200
Thereafter	73,675
Total future minimum lease payments	362,927
Less effect of discounting	(62,780)
Present value of future minimum lease payments	$300,147

Rent expense for the three months ended March 31, 2025 and 2024 amounted to $20,530 and $43,251, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the three months ended March 31, 2025 was as follows:

Non-cash operating lease expense (operating cash flow)	$14,367
Change in operating lease liabilities (operating cash flow)	$(12,020)

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

In 2023, the Company established and accrued a reliable point estimate with a maximum potential of the sales tax liability of approximately $707,000 and the related interests and penalties of approximately $215,000 in accrued expenses on the balance sheet. The estimated liability represents the estimated tax liability for sales made to customers who have notified the Company that they are not exempt from sales taxes and customers who have not responded to Company’s request to provide a sales exemption letter. As of December 31, 2023, the Company had also recovered approximately $359,000 of prior taxes from certain customers who do not have a sales tax exemption. During the year ended December 31, 2023, the Company recognized a loss of approximately $564,000 in its statement of operations and comprehensive loss related to the sales tax liability. The Company continued to pursue nonresponsive customers with the expectation that over time, further exemption letters or representations will be received that will reduce the liability.

During the year ended December 31, 2024, the Company received additional sales tax exemption letters or representations from customers. In addition to this, the Company received confirmation from certain tax jurisdictions in which it had previously accrued a potential tax liability that its specimens are exempt from tax in those jurisdictions, therefore, the Company reversed the accrued liability associated with those jurisdictions. The Company also registered in certain states and commenced the filing and remittance of sales taxes. These factors contributed to the reduction of the sales tax liability to approximately $405,000 and the related interests and penalties to approximately $119,000 as of December 31, 2024. During the year ended December 31, 2024, the Company had recovered approximately $512,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company commenced VDA filings with certain tax jurisdictions in the year ended December 31, 2024, during which it started remitting its sales tax obligations.

During the three months ended March 31, 2025, the Company recorded a sales tax liability for approximately $378,000 and the related interests and penalties to approximately $104,000 as of March 31, 2025.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

As of March 31, 2025, the Company had recovered approximately $519,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the three months ended March 31, 2025.

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2025, there was a legal dispute filed against the Company.

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

During the three months ended March 31, 2025, the Company settled this legal matter and the parties agreed to a $215,000 settlement pursuant to a settlement agreement executed on January 30, 2025.

Settlement Agreement with Focus Technology Solutions, LLC

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Securities Offering on Form S-1 and Material Definitive Agreement

On October 29, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with WestPark, and a securities purchase agreement (the “Securities Purchase Agreement”) with investors pursuant to which the Company agreed to issue and sell (i) 132,814 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $2.999 per share, and (ii) pre-funded warrants to purchase up to 1,533,852 shares of Common Stock (the “Pre-Funded Warrants”) at an offering price of $3.00 per Share, less $0.0001 per Pre-Funded Warrant, for aggregate gross proceeds of $4,998,464 (or $4,999,998 assuming the full exercise of the Pre-Funded Warrants), before deducting placement agent fees and other offering expenses. The Offering closed on October 31, 2024.

As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $366,189, resulting in net proceeds of approximately $4,632,275.

Stock Options

There were no options exercises during the three months ended March 31, 2025 and the year ended December 31, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Warrants

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 4,500 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $200.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of March 31, 2025, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $200 per share and a remaining weighted average time to expiration of 1.21 years.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 625 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $160.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of March 31, 2025, the Lender Warrant had not been exercised, and had a weighted average exercise price of $160 per share and a remaining weighted average time to expiration of 6.37 years.

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

A summary of total warrant activity during the three months ended March 31, 2025 is as follows:

			Weighted
		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Term in Years
Balance at December 31, 2023	70,750	$255.30	3.47
Granted	799,631	3.00	—
Exercised	—	—	—
Repurchased	(65,625)	0.80	—
Balance at December 31, 2024	804,756	4.22	2.09
Granted	—	—	—
Exercised	(799,631)	3.00	—
Balance at March 31, 2025	5,125	$195.12	1.84

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

No equity awards were granted under the 2021 Plan during the three months ended March 31, 2025. During the three months ended March 31, 2024, 4,017 equity awards were granted under the 2021 Plan, respectively. As of March 31, 2025, there were 67,224 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 85,679.

No equity awards were granted under the 2013 Plan during the three months ended March 31, 2025 and 2024. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the three months ended March 31:

2024
Assumptions:
Risk-free interest rate	3.49% – 4.56%
Expected term (in years)	0.27 – 4.00
Expected volatility	57.28% –58.71%
Expected dividend yield	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	14,830	$43.47	8.53	$—
Granted	5,521	7.30	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(11,891)	33.99	—	—
Balance at December 31, 2024	8,460	33.20	5.20	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(3,405)	31.74	—	—
Balance at March 31, 2025	5,055	$34.19	7.64	$—

Options exercisable at March 31, 2025	3,570	$44.97	7.08	$—

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the three months ended March 31, 2025 and 2024.

No stock options granted during the three months ended March 31, 2025. The weighted average grant date fair value of stock options issued in the three months ended March 31, 2024 was $2.40. The following table sets forth the recorded stock options compensation expense of the Company during the three months ended March 31:

	2025	2024
Operating expenses:
Technology	$—	$1,545
Sales and marketing	34	496
Supply development	477	211
Fulfillment	512	869
General and administrative	—	16,319
Total stock options expense	$1,023	$19,440

As of March 31, 2025 and 2024, a total of $9,071 and $93,582 of unamortized compensation expense is being recognized over the remaining requisite service period of 3.50 and 2.23 years, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs Outstanding	Average Grant Date Fair Value
Unvested Balance at December 31, 2023	5,630	$113.09
Granted	—	—
Vested	(1,800)	120.36
Forfeited	(3,008)	102.66
Unvested Balance at December 31, 2024	822	$132.34
Granted	—	—
Vested	(152)	117.93
Forfeited	(92)	78.00
Unvested Balance at March 31, 2025	578	$107.76

The Company recorded RSUs compensation expense during the three months ended March 31, 2025 and 2024 as follows:

	2025	2024
Operating expenses:
Technology	$2,875	$26,943
Sales and marketing	8,808	15,909
Supply development	—	225
Fulfillment	6,815	9,511
General and administrative (recovery)	(3,620)	21,897
Total stock options expense	$14,878	$74,485

As of March 31, 2025 and 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $40,679 and $465,070, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.00 and 1.61 years, respectively.

12. INCOME TAXES

As of March 31, 2025 and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $64,200,000 and $62,400,000, respectively, of which approximately $13,300,000 expires at various periods through 2037 and approximately $50,900,000  can be carried forward indefinitely. As of March 31, 2025 and December 31, 2024, the Company had state net operating loss carryforwards of approximately $35,900,000 and $36,100,000, respectively, that expire at various periods through 2045, respectively. At March 31, 2025 and December 31, 2024, the Company had federal and state tax credits of approximately $2,155,100. available for future periods that expire at various periods through 2044. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company’s federal net operating loss (“NOL”) carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company has one reportable segment – biospecimens. The Company derive its revenue by procuring specimens from its healthcare provider network and then distributing these annotated biospecimens to its research client base.

Set out below is information about the assets and liabilities as at March 31, 2025 and December 31, 2024 and profit or loss from each segment for the three months ended March 31, 2025 and 2024.

	March 31, 2025	December 31, 2024
Financial statement line item:
Reportable segment assets	$6,843,256	$9,350,230
Reportable segment liabilities	5,174,743	6,039,222

	Three Months Ended March 31,
	2025	2024
Financial statement line item:
Revenues from external customers	$1,057,510	$2,289,993
Less:
Cost of revenue, excluding amortization	609,391	952,117
Technology expenses, excluding amortization	177,649	379,217
Sales and marketing expenses	347,140	665,941
Supply development expenses	93,681	197,839
Fulfillment expenses	293,766	410,854
Other segment items (a)	743,872	2,015,486
Depreciation & amortization expense	432,709	596,689
Interest expense	1,946	4,465
Interest income	(2,788)	(30,498)
Interest and penalties on sales tax liability	18,540	—
Income tax expense	—	—
Reportable segment income (loss)	$(1,658,396)	$(2,902,117)

(a)	Other segment items included in reportable segment net loss consists mainly of general and administrative expenses for corporate functions, such as insurance expenses, associated software licenses, other payroll and related expenses for human resources, legal, finance and executive teams, other consulting and professional fees for corporate services rendered, other marketing expenses, franchise tax, other gains and losses, and other overhead expense.

The Company’s reportable business segment sell their goods in four geographic locations:

●	Americas

●	Europe

●	Middle East/Africa

●	Asia Pacific

The following table represents the percentage of total revenue by geographic area, based on the location of the customer for the three months ended March 31, 2025 and 2024, respectively.

	2025	2024
Americas	95.37%	80.93%
Europe, Middle East and Africa	4.63%	17.11%
Asia Pacific	—	1.96%

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $111,041 as of March 31, 2025 due to certain customers either lack liquidity or have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers to mitigate the risk to future collectability of receivables.

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

As of March 31, 2025, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Form 10-Q. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

Throughout the years ended December 31, 2024 and 2023, we have initiated efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in our workforce while streamlining operations and rationalizing our resources to focus on key market opportunities. As a result, we began to experience significant decreases in expenditures starting in the second half of 2023. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the first quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 93% and technology costs of approximately 73% during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024 and up to the first quarter of 2025, as evidenced by increased conversion ratios of quotes to purchase orders of 35%. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2025 when compared to 2024 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the three months ended March 31, 2025 and 2024, we capitalized approximately $0 and $275,000, respectively, of internally developed software costs. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

We have shifted our focus from high volume to high value suppliers that meet our newly defined costs, quality and speed requirements. We established business criteria that focus on supplier capabilities and revenue growth strategies as well as technology criteria for integrating onto our iSpecimen Marketplace platform and participating with us. During the year ended December 31, 2024, we terminated 180 supplier agreements and are in the final stages of what we call our “supplier network refresh project”. This has resulted in fewer key suppliers, supported by our lean workforce and processes more effectively. We have been reengaging our suppliers in a more meaningful manner which assisted us in the implementation of our next day quote system. We now have a key supplier program whereby we proactively engage with the suppliers to promote our business through marketing campaigns and supplier organizations’ offerings.

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

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2025 and 2024 (Unaudited)

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
Revenue	$1,057,510	$2,289,993	$(1,232,483)	(54)%
Operating expenses:
Cost of revenue	657,279	1,000,006	(342,727)	(34)%
Technology	545,367	911,967	(366,600)	(40)%
Sales and marketing	347,140	665,941	(318,801)	(48)%
Supply development	93,681	197,839	(104,158)	(53)%
Fulfillment	293,766	410,854	(117,088)	(28)%
General and administrative	758,666	2,103,906	(1,345,240)	(64)%
Total operating expenses	2,695,899	5,290,513	(2,594,614)	(49)%
Loss from operations	(1,638,389)	(3,000,520)	(1,362,131)	(45)%
Other income, net
Interest expense	(1,946)	(4,465)	2,519	56%
Interest income	2,788	30,498	(27,710)	(91)%
Interest and penalties on sales tax liability	(18,540)	—	(18,540)	100%
Other income (expense), net	(2,309)	72,370	(74,679)	(103)%
Total other income, net	(20,007)	98,403	(118,410)	120%
Net loss	$(1,658,396)	$(2,902,117)	1,243,721	43%

Revenue

Revenue decreased by approximately $1,232,000, or 54%, from approximately $2,290,000 for the three months ended March 31, 2024 to approximately $1,058,000 for the three months ended March 31, 2025. This was primarily due to the decrease of 2,932, or approximately 56%, in specimen count from 5,241 specimens in the three months ended March 31, 2024 to 2,309 specimens in the three months ended March 31, 2025. The significant decrease in specimen count was mainly due to the change in revenue recognition during the fourth quarter of 2024. The specimen counts during the first quarter of 2024 consists of accessioned specimens that were both delivered and not yet delivered specimens to customers, while the specimen counts during the first quarter of 2025 consists only of delivered specimens.

The effect of the decrease in specimen count was partially offset by a change in the specimen mix which caused the average selling price per specimen to increase by approximately $21, or 5%, from approximately $437 in the three months ended March 31, 2024 to approximately $458 in the three months ended March 31, 2025.

Cost of Revenue

Cost of revenue decreased by approximately $343,000, or 34%, from approximately $1,000,000 for the three months ended March 31, 2024 to approximately $657,000 for the three months ended March 31, 2025, which was attributable to an approximately 56% decrease in the number of specimens delivered for the current period as compared to the accessioned specimens in the same period in the prior year, offset by an approximately $94, or 49%, increase in the average cost per specimen.

Technology

Technology expenses decreased by approximately $367,000, or 40%, from approximately $912,000 for the three months ended March 31, 2024 to approximately $545,000 for the three months ended March 31, 2025. The decrease was related to professional fees of approximately $73,000, amortization expense of internally developed software of approximately $165,000 and payroll and related expenses of approximately $129,000.

Technology expenditures capitalized as internally developed software costs decreased by approximately $275,000, or 100%, from approximately $275,000 for the three months ended March 31, 2024 to $0 for the three months ended March 31, 2025 due to reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2025 when compared to 2024 and prior years.

Sales and Marketing Expenses

Sales and marketing expenses decreased by approximately $319,000, or 48%, from approximately $666,000 for the three months ended March 31, 2024 to approximately $347,000 for the three months ended March 31, 2025. The decrease was primarily attributable to decrease in payroll and related expenses of approximately $270,000 and advertising and promotions expense of approximately $79,000, which were partially offset by the increases in external marketing expense of approximately $28,000 and general operating expenses related to sales and marketing of approximately $2,000.

Supply Development

Supply development expenses decreased by approximately $104,000, or 53%, from approximately $198,000 for the three months ended March 31, 2024 to approximately $94,000 for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $86,000 and payroll and related expenses of approximately $18,000.

Fulfillment

Fulfillment costs decreased by approximately $117,000, or 28%, from approximately $411,000 for the three months ended March 31, 2024 to approximately $294,000 for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $3,000 and payroll and related expenses of approximately $116,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which was partially offset by the increase in general operating expenses related to fulfillment of approximately $2,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1,345,000, or 64%, from approximately $2,104,000 for the three months ended March 31, 2024 to approximately $759,000 for the three months ended March 31, 2025. The decrease was attributable to a decrease in compensation costs of approximately $588,000, general operating expenses of approximately $33,000, professional fees of approximately $213,000, utilities and facilities expenses of approximately $33,000, doubtful account expense of approximately $87,000 and taxes and insurance of approximately $903,000, which were partially offset by increases in depreciation and amortization of approximately $1,000 and franchise tax of $903,000.

Other Income, net

Other income, net, decreased by approximately $118,000, or 120%, from an income of approximately $98,000 for the three months ended March 31, 2024 to an expense of approximately $20,000 for the three months ended March 31, 2025. The decrease in other income (expense), net, was attributable to a decrease of other income of approximately $75,000, decrease in interest and penalties on sales tax liability of approximately $18,000, and a decrease in interest income of approximately $28,000, partially offset by increase in interest expense of approximately $3,000.

Liquidity and Capital Resources

	March 31,	December 31,	Change
	2025	2024	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$782,563	$1,878,408	$(1,095,845)	(58)%
Working capital	(3,391,716)	(2,182,488)	(1,209,228)	55%
Total assets	6,843,256	9,350,230	(2,506,974)	(27)%
Total stockholders’ equity	1,668,513	3,311,008	(1,642,495)	(50)%

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
	(unaudited)
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(1,095,845)	$(2,072,363)	$976,518	(47)%
Net cash flows provided by (used in) investing activities	—	1,937,446	(1,937,446)	(100)%
Net cash flows provided by (used in) financing activities	—	(118,858)	118,858	(100)%
Net decrease in cash and cash equivalents	$(1,095,845)	$(253,775)	$(842,070)	332%

Capital Resources

We have recurring losses since inception. As of March 31, 2025, our available cash and cash equivalents totaled approximately $783,000, which represented a decrease of approximately $1,096,000 from approximately $1,878,000, as of December 31, 2024. We had working capital deficit of approximately $3,392,000, an accumulated deficit of approximately $73,521,000, cash and cash equivalents of approximately $783,000 and accounts payable and accrued expenses of approximately $4,604,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the three months ended March 31, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the first quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 93% and technology costs of approximately 73% during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. While we plan to improve our sales and revenues, we are taking steps to significantly reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. During the year ended December 31, 2024, we engaged in raising capital through debt financing as discussed in Note 7 and through public equity as discussed in Note 10.

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

Cash Flows

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was approximately $1,096,000, which consisted of a net loss of approximately $1,658,000 offset by non-cash charges of approximately $486,000, which included approximately of $368,000 related to amortization of internally developed software, approximately $16,000 in stock-based compensation, approximately $111,000 in bad debt expense, approximately $17,000 related to depreciation of property and equipment, and approximately $48,000 related to amortization of other intangible assets.

Total changes in assets and liabilities of approximately $3,000 were attributable to an approximately $752,000 decrease in accounts receivable, an approximately $101,000 decrease in prepaid expenses, an approximately $14,000 decrease in operating lease right-of-use asset, and an approximately $90,000 decrease in deferred revenue, offset by an approximately $411,000 decrease in accounts payable, an approximately $351,000 decrease in accrued expenses and an approximately $12,000 decrease in operating lease liability.

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

Investing Activities

There was no cash provided by investing activities during the three months ended March 31, 2025.

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

Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2025.

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

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the three months ended March 31, 2025. However, there had been an increase in our shipping costs period over period during the three months ended March 31, 2025.

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

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. During the fourth quarter of 2024, the Company underwent leadership transitions at the director and officer levels. To mitigate any risks associated with these changes, the Board has increased its oversight of the Company payments and financial transactions. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 14, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Board Committees

On February 19, 2025, the Board of Directors (the “Board”) appointed Ms. Katharyn Field as President of the Company, effective immediately. In connection with her appointment, Ms. Field resigned as a member of the Board, and Ms. Siyun Yang was appointed as an independent director to fill the resulting vacancy, effective immediately.

Ms. Yang has also been appointed to serve on the Audit Committee and Nominating and Corporate Governance Committee of the Board, replacing Ms. Field. Additionally, the Board appointed Mr. Richard Paolone as Chair of the Board, replacing Ms. Field in this role. Mr. Robert Bradley Lim remains the Company’s Chief Executive Officer and a member of the Board.

The table below shows the approved composition of each standing committee of the Board of Directors:

Committee	Chair	Members
Audit Committee	John L. Brooks III	John L. Brooks III, Richard Paolone, and Siyun Yang
Compensation Committee	Richard Paolone	Richard Paolone, Avtar Dhaliwal and John L. Brooks III
Nominating and Corporate Governance Committee	Avtar Dhaliwal	Avtar Dhaliwal and Siyun Yang

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)
4.1	Senior Note, dated as of September 24, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2024)
10.1	Commercial Lease, dated July 2, 2024, between the Company and Cummings Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)
10.2	Notice of Lease Termination, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)
10.3	Note Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2024)
10.4	Form of Indemnification Agreement, by and between the Company and certain directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A (File No. 333-250198) filed with the SEC on December 31, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSpecimen Inc.

Date: May 19, 2025	By:	/s/ Robert Bradley Lim
	Name:	Robert Bradley Lim
	Title:	Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)