Form 10-Q
period 2025-06-30
iSpecimen Inc.
filed 2025-08-14
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 14, 2025, there were 5,539,345 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$588,775	$1,878,408
Accounts receivable, net of allowance for doubtful accounts of $638,012 and $620,433 at June 30, 2025 and December 31, 2024, respectively	372,469	1,444,636
Prepaid expenses and other current assets	204,926	264,892
Total current assets	1,166,170	3,587,936
Property and equipment, net	59,789	93,563
Internally developed software, net	3,876,518	4,611,954
Other intangible assets, net	620,923	716,700
Operating lease right-of-use asset	299,001	327,977
Security deposits	12,100	12,100
Total assets	$6,034,501	$9,350,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,315,010	$4,197,561
Accrued expenses	645,567	1,168,786
Operating lease current obligation	46,982	43,369
Deferred revenue	164,066	360,708
Total current liabilities	5,171,625	5,770,424
Operating lease long-term obligation	240,903	268,798
Total liabilities	5,412,528	6,039,222

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,498,423 issued and 2,496,873 outstanding at June 30, 2025 and 1,698,454 issued and 1,696,904 outstanding at December 31, 2024	250	170
Additional paid-in capital	75,190,151	75,173,627
Treasury stock, 1,550 shares at June 30, 2025 and December 31, 2024, at cost	(172)	(172)
Accumulated other comprehensive income	—	—
Accumulated deficit	(74,568,256)	(71,862,617)
Total stockholders’ equity	621,973	3,311,008
Total liabilities and stockholders’ equity	$6,034,501	$9,350,230

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$713,135	$2,863,679	$1,770,645	$5,153,672
Operating expenses:
Cost of revenue	444,177	1,424,392	1,101,456	2,424,398
Technology	536,311	911,927	1,081,678	1,823,894
Sales and marketing	258,382	1,082,949	605,522	1,748,890
Supply development	99,090	137,511	192,771	335,350
Fulfillment	248,225	433,189	541,991	844,043
General and administrative	948,376	1,055,376	1,707,042	3,159,282
Total operating expenses	2,534,561	5,045,344	5,230,460	10,335,857

Loss from operations	(1,821,426)	(2,181,665)	(3,459,815)	(5,182,185)

Other income, net
Interest expense	—	(4,474)	(1,946)	(8,939)
Interest income	398	9,163	3,186	39,661
Interest and penalties on sales tax liability	9,620	—	(8,920)	—
Other income, net	764,165	67,952	761,856	140,322
Total other income, net	774,183	72,641	754,176	171,044

Net loss	$(1,047,243)	$(2,109,024)	$(2,705,639)	$(5,011,141)

Other comprehensive loss:
Net loss	$(1,047,243)	$(2,109,024)	$(2,705,639)	$(5,011,141)
Unrealized loss on available-for-sale securities	—	(41)	—	(840)
Total other comprehensive loss	—	(41)	—	(840)
Comprehensive loss	$(1,047,243)	$(2,109,065)	$(2,705,639)	$(5,011,981)

Net loss per share - basic and diluted	$(0.42)	$(3.72)	$(1.12)	$(9.79)

Weighted average shares of common stock outstanding - basic and diluted	2,496,860	567,029	2,410,477	511,826

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1,696,904	$170	1,550	$(172)	$75,173,627	$(71,862,617)	$3,311,008
Stock-based compensation expense	—	—	—	—	1,158	—	1,158
Vesting of restricted stock	152	—	—	—	14,743	—	14,743
Issuance of common stock through exercise of prefunded warrants	799,631	80	—	—	(80)	—	—
Net loss	—	—	—	—	—	(1,658,396)	(1,658,396)
Balance at March 31, 2025	2,496,687	$250	1,550	$(172)	$75,189,448	$(73,521,013)	$1,668,513
Stock-based compensation expense recovery	—	—	—	—	(66)	—	(66)
Vesting of restricted stock	186	—	—	—	1,869	—	1,869
Offering costs in connection with the on-going Public Offering	—	—	—	—	(1,100)	—	(1,100)
Net loss	—	—	—	—	—	(1,047,243)	(1,047,243)
Balance at June 30, 2025	2,496,873	$250	1,550	$(172)	$75,190,151	$(74,568,256)	$621,973

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

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,705,639)	$(5,011,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,704	173,562
Amortization of internally developed software	735,436	1,075,555
Amortization of other intangible assets	95,777	95,777
Depreciation of property and equipment	34,228	32,101
Bad debt expense	17,578	204,510
Non-cash interest income related to accretion of discount on available-for-sale securities	—	(28,976)
Loss from sales of available-for-sale securities	—	680
Change in operating assets and liabilities:
Accounts receivable – unbilled	—	258,906
Accounts receivable	1,054,589	(368,936)
Prepaid expenses and other current assets	59,966	54,515
Operating lease right-of-use asset	28,976	81,640
Accounts payable	117,449	279,933
Accrued expenses	(523,219)	(221,406)
Operating lease liability	(24,282)	(81,435)
Deferred revenue	(196,642)	(156,899)
Net cash used in operating activities	(1,288,079)	(3,611,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	—	(447,687)
Purchase of property and equipment	(454)	(9,136)
Purchase of available-for-sale securities	—	(460,932)
Proceeds from sales and maturities of available-for-sale securities	—	3,150,320
Net cash provided by (used in) investing activities	(454)	2,232,565

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with At the Market Offering Agreement	—	1,494,414
Payment of offering costs in connection with the issuance of common stock in connection with At the Market Offering Agreement	—	(255,288)
Payment of offering costs in connection with the on-going Public Offering	(1,100)	—
Repurchase of common stock purchase warrants exercisable under PIPE warrants	—	(52,500)
Net cash provided by (used in) financing activities	(1,100)	1,186,626

Net decreases in cash and cash equivalents	(1,289,633)	(192,423)
Cash and cash equivalents at beginning of period	1,878,408	2,343,666
Cash and cash equivalents at end of period	$588,775	$2,151,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,946	$8,939
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities reducing from terminating right-of-use assets	$—	$85,679
Stock issuance costs included in accounts payable and accrued expenses	$—	$7,023

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

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of June 30, 2025, the Company had negative working capital of $4,005,455, an accumulated deficit of $74,568,256, cash and cash equivalents of $588,775, and accounts payable and accrued expenses of $4,960,577. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the six months ended June 30, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the second quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 76% and technology costs of approximately 71% during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the year ended December 31, 2024, the Company engaged in raising capital through debt financing as discussed in Note 7 and through public equity as discussed in Note 10.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes to these accounting policies during the six months ended June 30, 2025.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of June 30, 2025 and December 31, 2024, respectively, because of their short-term nature.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The following table summarizes the Company’s revenue for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Specimens - contracts with customers	$671,694	$2,835,449	$1,648,664	$5,127,432
Shipping and other	41,441	28,230	121,981	26,240
Revenue	$713,135	$2,863,679	$1,770,645	$5,153,672

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of June 30, 2025 and December 31, 2024, the Company had an allowance for doubtful accounts of $638,012 and $620,433, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the six months ended June 30, 2025 and 2024.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of June 30:

	2025	2024
Shares issuable upon vesting of RSUs	115	2,828
Shares issuable upon exercise of stock options	3,905	17,584
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	625	625
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	4,500	4,500

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

3. AVAILABLE-FOR-SALE SECURITIES

The Company’s U.S. Treasury bills that were classified as available-for-sale securities fully matured during the year ended December 31, 2024. There were no available securities as of June 30, 2025 and December 31, 2024.

The Company recorded $680 of realized losses in the year ended December 31, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	June 30,	December 31,
	2025	2024
Website	$285,377	$285,377
Computer equipment and purchased software	91,786	91,332
Equipment	19,291	19,291
Furniture and fixtures	26,982	26,982
Leasehold improvements	12,646	12,646
Total property and equipment	436,082	435,628
Accumulated depreciation	(376,293)	(342,065)
Total property and equipment, net	$59,789	$93,563

Depreciation expense for property and equipment was $17,125 and $16,051 for the three months ended June 30, 2025 and 2024, respectively, and $34,228 and $32,101 for the six months ended June 30, 2025 and 2024, respectively.

5. INTERNALLY DEVELOPED SOFTWARE, NET

During the year ended December 31, 2024, the Company capitalized $653,288 of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees.

During the six months ended June 30, 2025, the Company did not capitalize any costs of its internally developed software. The Company recognized $735,436 and $1,075,555 of amortization expense associated with capitalized internally developed software costs during the six months ended June 30, 2025 and 2024, respectively. Accumulated amortization associated with capitalized internally developed software costs as of June 30, 2025 and December 31, 2024 was $9,737,172 and $9,001,736, respectively.

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

During the six months ended June 30, 2025, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company recognized $95,777 of amortization expense associated with the capitalized sequenced data during the six months ended June 30, 2025 and 2024. Accumulated amortization associated with the capitalized sequenced data was $336,852 as of June 30, 2025 and $241,075 as of December 31, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

8. FAIR VALUE MEASUREMENTS

As of June 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

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

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the six months ended June 30, 2025, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the six months ended June 30, 2025:

Operating lease expense	$41,061
Short-term lease expense	—
Total lease cost	$41,061

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Position as of June 30, 2025

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of June 30, 2025 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$299,001
Total lease assets	$299,001

Liabilities
Current liabilities:
Operating lease liability – current portion	$46,982
Non-current liabilities:
Operating lease liability – net of current portion	240,903
Total lease liability	$287,885

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of June 30, 2025:

Weighted average remaining lease term (in years) – operating lease	4.33
Weighted average discount rate – operating lease	8.00%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2025 (excluding the six months ended June 30, 2025)	$30,306
2026	76,372
2027	80,190
2028	84,200
Thereafter	73,675
Total future minimum lease payments	344,743
Less effect of discounting	(56,858)
Present value of future minimum lease payments	$287,885

Rent expense for the three months ended June 30, 2025 and 2024 amounted to $20,531 and $48,382, respectively. Rent expense for the six months ended June 30, 2025 and 2024 amounted to $41,061 and $91,632, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the six months ended June 30, 2025 was as follows:

Non-cash operating lease expense (operating cash flow)	$28,976
Change in operating lease liabilities (operating cash flow)	$(24,282)

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

During the six months ended June 30, 2025, the Company received additional sales tax certificates from customers. As of June 30, 2025, the Company has a sales tax liability of approximately $273,000 and the related interests and penalties to approximately $69,000.

As of June 30, 2025, the Company had recovered approximately $530,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the six months ended June 30, 2025.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2025, there were legal disputes filed against the Company.

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

In his Demand for Arbitration, Mr. Bielak claims that the Company failed to provide him with certain bonus payments allegedly due to him for work performed in 2023 and 2024. Mr. Bielak also claims that the Company failed to provide him with severance payments allegedly due pursuant to the provisions of his employment agreement. The total amount of Mr. Bielak’s claim for alleged damages is $586,800 plus attorneys’ fees and interest.

During the six months ended June 30, 2025, the Company settled this legal matter and the parties agreed to a $215,000 settlement pursuant to a settlement agreement executed on January 30, 2025.

Azenta US, Inc. (“Azenta”)

On or around January 15, 2025, Azemta initiated a claim against the Company for $651,262 arising from a breach of contract, and unjust enrichment basis amongst other things. The Company believes that Azenta’s claims are without legal or factual basis, and intends to vigorously defend these claims. The matter is currently in the discovery phase, with the parties having exchanged written discovery.

EGS- Ellenoff Grossman & Schole LLP (“EGS”)

On or around November 14, 2024, EGS initiated a claim against the Company for $425,684 arising from a breach of contract, and compensation on a quantum meirut basis amongst other things. The Company believes that EGS’ claims are without legal or factual basis, and intends to vigorously defend these claims. As of current, the Company is engaged in the process of settlement discussions with EGS.

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

Stock Options

There were no options exercised during the six months ended June 30, 2025 and the year ended December 31, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Warrants

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 4,500 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $200.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of June 30, 2025, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $200.00 per share and a remaining weighted average time to expiration of 0.96 years.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 625 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $160.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of June 30, 2025, the Lender Warrant had not been exercised, and had a weighted average exercise price of $160.00 per share and a remaining weighted average time to expiration of 6.12 years.

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

A summary of total warrant activity during the six months ended June 30, 2025 is as follows:

			Weighted
		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Term in Years
Balance at December 31, 2023	70,750	$255.30	3.47
Granted	799,631	3.00	—
Exercised	—	—	—
Repurchased	(65,625)	0.80	—
Balance at December 31, 2024	804,756	4.22	2.09
Granted	—	—	—
Exercised	(799,631)	3.00	—
Balance at June 30, 2025	5,125	$195.12	1.59

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

No equity awards were granted under the 2021 Plan during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, 750 and 4,767 equity awards were granted under the 2021 Plan, respectively. As of June 30, 2025, there were 72,148 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 85,679.

No equity awards were granted under the 2013 Plan during the six months ended June 30, 2025 and 2024. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the six months ended June 30:

2024
Assumptions:
Risk-free interest rate	3.93% – 4.56%
Expected term (in years)	0.78 – 4.00
Expected volatility	57.49% – 58.71%
Expected dividend yield	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	14,830	$43.47	8.53	$—
Granted	5,521	7.30	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(11,891)	33.99	—	—
Balance at December 31, 2024	8,460	33.20	5.20	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(4,555)	26.31	—	—
Balance at June 30, 2025	3,905	$41.24	6.47	$—

Options exercisable at June 30, 2025	3,413	$45.36	6.13	$—

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the six months ended June 30, 2025 and 2024.

No stock options granted during the six months ended June 30, 2025. The weighted average grant date fair value of stock options issued in the six months ended June 30, 2024 was $2.60. The following table sets forth the recorded stock options compensation expense of the Company during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Technology	$—	$1,658	$—	$3,203
Sales and marketing	35	335	69	831
Supply development (recovery)	(393)	220	84	431
Fulfillment	292	—	804	869
General and administrative	—	15,882	—	32,201
Total stock options expense (recovery)	$(66)	$18,095	$957	$37,535

As of June 30, 2025 and 2024, a total of $2,696 and $72,233 of unamortized compensation expense is being recognized over the remaining requisite service period of 3.25 and 2.26 years, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs Outstanding	Average Grant Date Fair Value
Unvested Balance at December 31, 2023	5,630	$113.09
Granted	—	—
Vested	(1,800)	120.36
Forfeited	(3,008)	102.66
Unvested Balance at December 31, 2024	822	$132.34
Granted	—	—
Vested	(338)	116.38
Forfeited	(369)	109.99
Unvested Balance at June 30, 2025	115	$100.02

The Company recorded RSUs compensation expense during the three and six months ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Technology (recovery)	$(184)	$22,833	$2,691	$49,776
Sales and marketing (recovery)	(23)	9,508	8,785	25,417
Supply development	—	52	—	277
Fulfillment	2,076	8,217	8,891	17,728
General and administrative (recovery)	—	20,932	(3,620)	42,829
Total RSU expense	$1,869	$61,542	$16,747	$136,027

As of June 30, 2025 and 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $6,912 and $311,044, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.75 and 1.35 years, respectively.

12. INCOME TAXES

As of June 30, 2025 and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $65,000,000 and $62,400,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $52,000,000  can be carried forward indefinitely. As of June 30, 2025 and December 31, 2024, the Company had state net operating loss carryforwards of approximately $36,900,000 and $36,100,000, respectively, that expire at various periods through 2045, respectively. At June 30, 2025 and December 31, 2024, the Company had federal and state tax credits of approximately $2,155,000 available for future periods that expire at various periods through 2045. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company's NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Set out below is information about the assets and liabilities as at June 30, 2025 and December 31, 2024 and profit or loss from each segment for the six months ended June 30, 2025 and 2024.

	June 30, 2025	December 31, 2024
Financial statement line item:
Reportable segment assets	$6,034,501	$9,350,230
Reportable segment liabilities	5,412,528	6,039,222

	Six Months Ended June 30,
	2025	2024
Financial statement line item:
Revenues from external customers	$1,770,645	$5,153,672
Less:
Cost of revenue, excluding amortization	1,005,679	2,328,621
Technology expenses, excluding amortization	346,242	748,339
Sales and marketing expenses	605,522	1,748,890
Supply development expenses	192,771	335,350
Fulfillment expenses	541,991	844,043
Other segment items (a)	910,958	2,986,859
Depreciation & amortization expense	865,441	1,203,433
Interest expense	1,946	8,939
Interest income	(3,186)	(39,661)
Interest and penalties on sales tax liability	8,920	—
Income tax expense	—	—
Reportable segment income (loss)	$(2,705,639)	$(5,011,141)

(a)	Other segment items included in reportable segment net loss consists mainly of general and administrative expenses for corporate functions, such as insurance expenses, associated software licenses, other payroll and related expenses for human resources, legal, finance and executive teams, other consulting and professional fees for corporate services rendered, other marketing expenses, franchise tax, other gains and losses, and other overhead expense.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company’s reportable business segment sell their goods in four geographic locations:

●	Americas

●	Europe

●	Middle East/Africa

●	Asia Pacific

The following table represents the percentage of total revenue by geographic area, based on the location of the customer for the six months ended June 30, 2025 and 2024, respectively.

	2025	2024
Americas	94.93%	88.27%
Europe, Middle East and Africa	2.47%	10.09%
Asia Pacific	2.60%	1.64%

14. SUBSEQUENT EVENTS

Closing of Underwritten Offering

On July 23, 2025, the Company entered into an Underwriting Agreement with WestPark Capital, Inc. (the “Underwriter”), pursuant to which the Company agreed to sell, in an underwritten public offering (the “Offering”), an aggregate of 5,714,283 securities, consisting of (i) 1,482,644 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase up to 4,231,639 shares of Common Stock (the “Pre-Funded Warrants”), at an exercise price of $0.0001 per share. The securities were sold at a public offering price of $0.70 per share (or $0.6999 per Pre-Funded Warrant), for gross proceeds of approximately $4,000,000, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Pre-Funded Warrants are immediately exercisable until such time as the Pre-Funded Warrants are exercised in full.

The Company intends to use $1,500,000 of the net proceeds for marketing and advertising services pursuant to a Consulting Agreement with IR Agency LLC, and $1,000,000 for the initial milestone payment under a Software Purchase and Services Agreement with Sales Stack Solutions Corp. The remaining proceeds will be used for working capital and general corporate purposes.

The Offering closed on July 25, 2025. The securities were offered pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-286958), which was filed with the Securities and Exchange Commission on May 2, 2025, and declared effective on July 23, 2025.

On July 31, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company issued and sold, in a private placement (the “Private Placement”), an aggregate of 1,559,828 shares of its common stock, par value $0.0001 per share (the “Common Stock”), or, in lieu thereof, pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”), at a purchase price of $1.122 per share of Common Stock or $1.1219 per Pre-Funded Warrant, reflecting an exercise price of $0.0001 per Pre-Funded Warrant share. The Private Placement closed on August 4, 2025, and resulted in gross proceeds to the Company of approximately $1.75 million, before deducting placement agent fees and other offering expenses.

In connection with the Private Placement, the Company entered into an engagement letter with WestPark Capital, Inc. (“WestPark”), pursuant to which WestPark acted as the exclusive placement agent. As compensation for its services, WestPark received a cash commission equal to 4.0% of the gross proceeds of the Private Placement, plus reimbursement of certain legal and out-of-pocket expenses.

On August 4, 2025, the Company entered into a marketing and investor relations agreement (the “IR Agreement”) with the Consultant, pursuant to which the Consultant will provide marketing and advertising services to promote the Company to the financial community. In consideration for such services, the Company agreed to pay the Consultant a cash fee of $500,000. The IR Agreement has an initial term of one (1) month and may be extended upon mutual written agreement. Either party may terminate the agreement upon written notice.

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

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $17,579 as of June 30, 2025 due to certain customers either lack liquidity or have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers to mitigate the risk to future collectability of receivables.

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

As of June 30, 2025, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Form 10-Q. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

Throughout the years ended December 31, 2024 and 2023, we have initiated efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in our workforce while streamlining operations and rationalizing our resources to focus on key market opportunities. As a result, we began to experience significant decreases in expenditures starting in the second half of 2023. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the second quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 76% and technology costs of approximately 71% during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024 and up to the second quarter of 2025, as evidenced by increased conversion ratios of quotes to purchase orders of 43%. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2025 when compared to 2024 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the six months ended June 30, 2025 and 2024, we capitalized approximately $0 and $448,000, respectively, of internally developed software costs. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

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

Financial Operations Overview and Analysis for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Revenue	$713,135	$2,863,679	$(2,150,544)	(75)%
Operating expenses:
Cost of revenue	444,177	1,424,392	(980,215)	(69)%
Technology	536,311	911,927	(375,616)	(41)%
Sales and marketing	258,382	1,082,949	(824,567)	(76)%
Supply development	99,090	137,511	(38,421)	(28)%
Fulfillment	248,225	433,189	(184,964)	(43)%
General and administrative	948,376	1,055,376	(107,000)	(10)%
Total operating expenses	2,534,561	5,045,344	(2,468,063)	(50)%
Loss from operations	(1,821,426)	(2,181,665)	(317,519)	(17)%
Other income, net
Interest expense	—	(4,474)	4,474	100%
Interest income	398	9,163	(8,765)	(96)%
Interest and penalties on sales tax liability	9,620	—	9,620	(100)%
Other income (expense), net	764,165	67,952	696,213	1,025%
Total other income, net	774,183	72,641	701,542	966%
Net loss	$(1,047,243)	$(2,109,024)	(1,019,061)	(50)%

Revenue

Revenue decreased by approximately $2,151,000, or 75%, from approximately $2,864,000 for the three months ended June 30, 2024 to approximately $713,000 for the three months ended June 30, 2025. This was primarily due to the decrease of 3,385, or approximately 57%, in specimen count from 5,918 specimens in the three months ended June 30, 2024 to 2,533 specimens in the three months ended June 30, 2025. The significant decrease in specimen count was mainly due to the change in revenue recognition during the fourth quarter of 2024. The specimen counts during the second quarter of 2024 consists of accessioned specimens that were both delivered and not yet delivered specimens to customers, while the specimen counts during the second quarter of 2025 consists only of delivered specimens.

The effect of the decrease in specimen count have also caused a decrease to the average selling price by approximately $202, or 42%, from approximately $484 in the three months ended June 30, 2024 to approximately $282 in the three months ended June 30, 2025.

Cost of Revenue

Cost of revenue decreased by approximately $980,000, or 69%, from approximately $1,424,000 for the three months ended June 30, 2024 to approximately $444,000 for the three months ended June 30, 2025, which was attributable to an approximately 57% decrease in the number of specimens delivered for the current period as compared to the accessioned specimens in the same period in the prior year, and an approximately $65, or 27%, decrease in the average cost per specimen.

Technology

Technology expenses decreased by approximately $376,000, or 41%, from approximately $912,000 for the three months ended June 30, 2024 to approximately $536,000 for the three months ended June 30, 2025. The decrease was related to decrease in amortization expense of internally developed software of approximately $175,000 and payroll and related expenses of approximately $214,000, which was partially offset by the increase in professional fees of approximately $13,000.

Technology expenditures capitalized as internally developed software costs decreased by approximately $172,000, or 100%, from approximately $172,000 for the six months ended June 30, 2024 to $0 for the three months ended June 30, 2025 due to reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2025 when compared to 2024 and prior years.

Sales and Marketing Expenses

Sales and marketing expenses decreased by approximately $825,000, or 76%, from approximately $1,083,000 for the three months ended June 30, 2024 to approximately $258,000 for the three months ended June 30, 2025. The decrease was primarily attributable to decrease in payroll and related expenses of approximately $668,000, advertising and promotions expense of approximately $97,000 and external marketing expense of approximately $62,000, which was partially offset by the increase in general operating expenses related to sales and marketing of approximately $2,000.

Supply Development

Supply development expenses decreased by approximately $38,000, or 28%, from approximately $138,000 for the three months ended June 30, 2024 to approximately $99,000 for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $48,000, offset by the increase in professional fees of approximately $10,000.

Fulfillment

Fulfillment costs decreased by approximately $185,000, or 43%, from approximately $433,000 for the three months ended June 30, 2024 to approximately $248,000 for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $4,000, payroll and related expenses of approximately $179,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment and general operating expenses related to fulfillment of approximately $2,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $107,000, or 10%, from approximately $1,055,000 for the three months ended June 30, 2024 to approximately $948,000 for the three months ended June 30, 2025. The decrease was attributable to a decrease in general operating expenses of approximately $38,000, utilities and facilities expenses of approximately $33,000, doubtful account expense of approximately $100,000 and taxes and insurance of approximately $169,000, which were partially offset by increases in compensation costs of approximately $84,000, professional fees of approximately $68,000, depreciation and amortization of approximately $1,000 and franchise tax of $80,000.

Other Income, net

Other income, net, increased by approximately $702,000, or 966%, from an income of approximately $73,000 for the three months ended June 30, 2024 to approximately $774,000 for the three months ended June 30, 2025. The increase in other income, net, was attributable to an increase of other income of approximately $696,000 and increase in recovery of interest and penalties on sales tax liability of approximately $10,000, which was partially offset by a decrease in interest income of approximately $9,000 and decrease in interest expense of approximately $4,000.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
Revenue	$1,770,645	$5,153,672	$(3,383,027)	(66)%
Operating expenses:
Cost of revenue	1,101,456	2,424,398	(1,322,942)	(55)%
Technology	1,081,678	1,823,894	(742,216)	(41)%
Sales and marketing	605,522	1,748,890	(1,143,368)	(65)%
Supply development	192,771	335,350	(142,579)	(43)%
Fulfillment	541,991	844,043	(302,052)	(36)%
General and administrative	1,707,042	3,159,282	(1,452,240)	(46)%
Total operating expenses	5,230,460	10,335,857	(5,105,397)	(49)%
Loss from operations	(3,459,815)	(5,182,185)	(1,722,370)	(33)%
Other income, net
Interest expense	(1,946)	(8,939)	6,993	78%
Interest income	3,186	39,661	(36,475)	(92)%
Interest and penalties on sales tax liability	(8,920)	—	(8,920)	100%
Other income (expense), net	761,856	140,322	621,534	443%
Total other income, net	754,176	171,044	583,132	341%
Net loss	$(2,705,639)	$(5,011,141)	(2,305,502)	(46)%

Revenue

Revenue decreased by approximately $3,383,000, or 66%, from approximately $5,154,000 for the six months ended June 30, 2024 to approximately $1,771,000 for the six months ended June 30, 2025. This was primarily due to the decrease of 6,317, or approximately 57%, in specimen count from 11,159 specimens in the six months ended June 30, 2024 to 4,842 specimens in the six months ended June 30, 2025. The significant decrease in specimen count was mainly due to the change in revenue recognition during the fourth quarter of 2024. The specimen counts during the second quarter of 2024 consists of accessioned specimens that were both delivered and not yet delivered specimens to customers, while the specimen counts during the second quarter of 2025 consists only of delivered specimens.

The effect of the decrease in specimen count have also caused a decrease to the average selling price by approximately $96, or 21%, from approximately $462 in the six months ended June 30, 2024 to approximately $366 in the six months ended June 30, 2025.

Cost of Revenue

Cost of revenue decreased by approximately $1,323,000, or 55%, from approximately $2,424,000 for the six months ended June 30, 2024 to approximately $1,101,000 for the six months ended June 30, 2025, which was attributable to an approximately 57% decrease in the number of specimens delivered for the current period as compared to the accessioned specimens in the same period in the prior year, offset by an approximately $10, or 5%, increase in the average cost per specimen.

Technology

Technology expenses decreased by approximately $742,000, or 41%, from approximately $1,824,000 for the six months ended June 30, 2024 to approximately $1,082,000 for the six months ended June 30, 2025. The decrease was related to professional fees of approximately $17,000, amortization expense of internally developed software of approximately $340,000 and payroll and related expenses of approximately $384,000 and general operating expenses related to technology expenses of approximately $1,000.

Technology expenditures capitalized as internally developed software costs decreased by approximately $448,000, or 100%, from approximately $448,000 for the six months ended June 30, 2024 to $0 for the six months ended June 30, 2025 due to reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2025 when compared to 2024 and prior years.

Sales and Marketing Expenses

Sales and marketing expenses decreased by approximately $1,143,000, or 65%, from approximately $1,749,000 for the six months ended June 30, 2024 to approximately $606,000 for the six months ended June 30, 2025. The decrease was primarily attributable to decrease in payroll and related expenses of approximately $937,000, advertising and promotions expense of approximately $176,000 and external marketing expense of approximately $34,000, which was partially offset by the general operating expenses related to sales and marketing of approximately $4,000.

Supply Development

Supply development expenses decreased by approximately $143,000, or 43%, from approximately $335,000 for the six months ended June 30, 2024 to approximately $193,000 for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $76,000 and payroll and related expenses of approximately $67,000.

Fulfillment

Fulfillment costs decreased by approximately $302,000, or 36%, from approximately $844,000 for the six months ended June 30, 2024 to approximately $542,000 for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $7,000 and payroll and related expenses of approximately $296,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which was partially offset by the general operating expenses related to fulfillment of approximately $1,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1,452,000, or 46%, from approximately $3,159,000 for the six months ended June 30, 2024 to approximately $1,707,000 for the six months ended June 30, 2025. The decrease was attributable to a decrease in compensation costs of approximately $503,000, general operating expenses of approximately $73,000, professional fees of approximately $145,000, utilities and facilities expenses of approximately $65,000, doubtful account expense of approximately $187,000, taxes and insurance of approximately $259,000 and franchise tax of approximately $222,000, which was partially offset by the increase in depreciation and amortization of approximately $2,000.

Other Income, net

Other income, net, increased by approximately $583,000, or 341%, from an income of approximately $171,000 for the six months ended June 30, 2024 to approximately $754,000 for the six months ended June 30, 2025. The increase in other income, net, was attributable to an increase of other income of approximately $622,000, partially offset by increase in interest and penalties on sales tax liability of approximately $9,000, a decrease in interest income of approximately $36,000, and decrease in interest expense of approximately $7,000.

Liquidity and Capital Resources

	June 30,	December 31,	Change
	2025	2024	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$588,775	$1,878,408	$(1,289,633)	(69)%
Working capital	(4,005,455)	(2,182,488)	(1,822,967)	84%
Total assets	6,034,501	9,350,230	(3,315,729)	(35)%
Total stockholders’ equity	621,973	3,311,008	(2,689,035)	(81)%

	Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage
	(unaudited)	(unaudited)
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(1,288,079)	$(3,611,614)	$2,323,535	(64)%
Net cash flows provided by (used in) investing activities	(454)	2,232,565	(2,233,019)	(100)%
Net cash flows provided by (used in) financing activities	(1,100)	(1,186,626)	1,187,726	(100)%
Net decrease in cash and cash equivalents	$(1,289,633)	$(192,423)	$(1,097,210)

Capital Resources

We have recurring losses since inception. As of June 30, 2025, our available cash and cash equivalents totaled approximately $589,000, which represented a decrease of approximately $1,290,000 from approximately $1,878,000, as of December 31, 2024. We had working capital deficit of approximately $4,005,000, an accumulated deficit of approximately $74,568,000, cash and cash equivalents of approximately $589,000 and accounts payable and accrued expenses of approximately $4,961,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the six months ended June 30, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the second quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 76% and technology costs of approximately 71% during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. While we plan to improve our sales and revenues, we are taking steps to significantly reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. During the year ended December 31, 2024, we engaged in raising capital through debt financing as discussed in Note 7 and through public equity as discussed in Note 10.

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

Cash Flows

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was approximately $1,288,000, which consisted of a net loss of approximately $2,706,000 offset by non-cash charges of approximately $901,000, which included approximately of $735,000 related to amortization of internally developed software, approximately $18,000 in stock-based compensation, approximately $18,000 in bad debt expense, approximately $34,000 related to depreciation of property and equipment, and approximately $96,000 related to amortization of other intangible assets.

Total changes in assets and liabilities of approximately $517,000 were attributable to an approximately $1,055,000 decrease in accounts receivable, an approximately $60,000 decrease in prepaid expenses, an approximately $29,000 decrease in operating lease right-of-use asset, and an approximately $197,000 decrease in deferred revenue, offset by an approximately $117,000, increase in accounts payable, an approximately $523,000 decrease in accrued expenses and an approximately $24,000 decrease in operating lease liability.

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

Investing Activities

Net cash used in investing activities was less than $1,000 for the six months ended June 30, 2025, which consisted of approximately $400 of purchase of property and equipment.

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

Financing Activities

Net cash used in financing activities was approximately $1,000 for the six months ended June 30, 2025, which consisted of approximately $1,000 for the payment of offering costs in connection with the on-going Public Offering.

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

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the six months ended June 30, 2025. However, there had been an increase in our shipping costs period over period during the six months ended June 30, 2025.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. During the fourth quarter of 2024, the Company underwent leadership transitions at the director and officer levels. To mitigate any risks associated with these changes, the Board has increased its oversight of the Company payments and financial transactions. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or around January 15, 2025, EGS initiated a claim against the Company for $651,262 arising from a breach of contract, and unjust enrichment basis amongst other things. The Company believes that Azenta’s claims are without legal or factual basis, and intends to vigorously defend these claims. The matter is currently in the discovery phase, with the parties having exchanged written discovery.

On or around November 14, 2024, EGS initiated a claim against the Company for $425,684 arising from a breach of contract, and compensation on a quantum meirut basis amongst other things. The Company believes that EGS’ claims are without legal or factual basis, and intends to vigorously defend these claims. As of current, the Company is engaged in the process of settlement discussions with EGS.

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

On June 18, 2025, Richard J. Paolone and John L. Brooks III each resigned from the Board of the Company, effective immediately. Mr. Paolone had served on the Board since September 2024 and as Chairman since February 2025. Mr. Brooks had served on the Board since June 2021.

On June 20, 2025, the Board appointed Mr. Anthony Lau as a member of the Board, effective immediately, to fill one of the resulting vacancies. In connection with his appointment, Mr. Lau was also appointed to serve on the Audit Committee and the Compensation Committee of the Board.

The table below shows the approved composition of each standing committee of the Board of Directors:

Committee	Chair	Members
Audit Committee	Siyun Yang	Siyun Yang and Anthony Lau
Compensation Committee	Avtar Dhaliwal	Avtar Dhaliwal and Anthony Lau
Nominating and Corporate Governance Committee	Avtar Dhaliwal	Avtar Dhaliwal and Siyun Yang

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)
4.1	Senior Note, dated as of September 24, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2024)
10.1	Commercial Lease, dated July 2, 2024, between the Company and Cummings Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)
10.2	Notice of Lease Termination, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024)
10.3	Note Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2024)
10.4	Form of Indemnification Agreement, by and between the Company and certain directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A (File No. 333-250198) filed with the SEC on December 31, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSpecimen Inc.

Date: August 14, 2025	By:	/s/ Robert Bradley Lim
	Name:	Robert Bradley Lim
	Title:	Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)