Form 10-Q
period 2025-09-30
iSpecimen Inc.
filed 2025-11-17
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 14, 2025, there were 9,771,028 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,782,758	$1,878,408
Accounts receivable and other receivables, net of allowance for doubtful accounts of $634,491 and $620,433 at September 30, 2025 and December 31, 2024, respectively	120,931	1,444,636
Prepaid expenses and other current assets	698,122	264,892
Total current assets	3,601,811	3,587,936
Property and equipment, net	42,666	93,563
Internally developed software, net	4,483,800	4,611,954
Other intangible assets, net	573,034	716,700
Operating lease right-of-use asset	284,146	327,977
Security deposits	12,100	12,100
Total assets	$8,997,557	$9,350,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,771,026	$4,197,561
Accrued expenses	716,878	1,168,786
Operating lease current obligation	54,904	43,369
Deferred revenue	155,506	360,708
Total current liabilities	5,698,314	5,770,424
Operating lease long-term obligation	226,532	268,798
Total liabilities	5,924,846	6,039,222

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 9,772,578 issued and 9,771,028 outstanding at September 30, 2025 and 1,698,454 issued and 1,696,904 outstanding at December 31, 2024	977	170
Additional paid-in capital	80,420,810	75,173,627
Treasury stock, 1,550 shares at September 30, 2025 and December 31, 2024, at cost	(172)	(172)
Accumulated other comprehensive income	—	—
Accumulated deficit	(77,348,904)	(71,862,617)
Total stockholders’ equity	3,072,711	3,311,008
Total liabilities and stockholders’ equity	$8,997,557	$9,350,230

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$106,592	$2,661,936	$1,877,237	$7,815,608
Operating expenses:
Cost of revenue	204,593	1,554,159	1,306,049	3,978,557
Technology	551,104	754,730	1,632,782	2,578,624
Sales and marketing	1,140,902	631,625	1,746,424	2,380,515
Supply development	22,373	84,972	215,144	420,322
Fulfillment	153,781	449,142	695,772	1,293,185
General and administrative	864,061	892,712	2,571,103	4,051,994
Total operating expenses	2,936,814	4,367,340	8,167,274	14,703,197

Loss from operations	(2,830,222)	(1,705,404)	(6,290,037)	(6,887,589)

Other income, net
Interest expense	(2)	(7,364)	(1,948)	(16,303)
Interest income	291	1,235	3,477	40,896
Interest and penalties on sales tax liability	2,069	—	(6,851)	—
Other income, net	47,216	271,680	809,072	412,002
Total other income, net	49,574	265,551	803,750	436,595

Net loss	$(2,780,648)	$(1,439,853)	$(5,486,287)	$(6,450,994)

Other comprehensive loss:
Net loss	$(2,780,648)	$(1,439,853)	$(5,486,287)	$(6,450,994)
Unrealized loss on available-for-sale securities	—	—	—	(840)
Total other comprehensive loss	—	—	—	(840)
Comprehensive loss	$(2,780,648)	$(1,439,853)	$(5,486,287)	$(6,451,834)

Net loss per share - basic and diluted	$(0.48)	$(2.10)	$(1.54)	$(11.30)

Weighted average shares of common stock outstanding - basic and diluted	5,839,580	687,147	3,566,072	570,693

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1,696,904	$170	1,550	$(172)	$75,173,627	$(71,862,617)	$3,311,008
Stock-based compensation expense	—	—	—	—	1,158	—	1,158
Vesting of restricted stock	152	—	—	—	14,743	—	14,743
Issuance of common stock through exercise of prefunded warrants	799,631	80	—	—	(80)	—	—
Net loss	—	—	—	—	—	(1,658,396)	(1,658,396)
Balance at March 31, 2025	2,496,687	$250	1,550	$(172)	$75,189,448	$(73,521,013)	$1,668,513
Stock-based compensation expense recovery	—	—	—	—	(66)	—	(66)
Vesting of restricted stock	186	—	—	—	1,869	—	1,869
Offering costs in connection with the on-going Public Offering	—	—	—	—	(1,100)	—	(1,100)
Net loss	—	—	—	—	—	(1,047,243)	(1,047,243)
Balance at June 30, 2025	2,496,873	$250	1,550	$(172)	$75,190,151	$(74,568,256)	$621,973
Stock-based compensation expense	—	—	—	—	94	—	94
Vesting of restricted stock	44	—	—	—	1,703	—	1,703
Issuance of common stock in connection with Underwritten financing	1,482,644	148	—	—	1,037,702	—	1,037,850
Issuance of common stock in connection with PIPE financing	267,379	27	—	—	299,972	—	299,999
Issuance of common stock through exercise of prefunded warrants	5,524,088	552	—	—	4,411,171	—	4,411,723
Offering costs in connection with the on-going Public Offering	—	—	—	—	(519,983)	—	(519,983)
Net loss	—	—	—	—	—	(2,780,648)	(2,780,648)
Balance at September 30, 2025	9,771,028	$977	1,550	$(172)	$80,420,810	$(77,348,904)	$3,072,711

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	454,169	$45	1,550	$(172)	$69,105,176	$840	$(59,364,812)	$9,741,077
Stock-based compensation expense	—	—	—	—	45,871	—	—	45,871
Vesting of restricted stock	438	—	—	—	48,054	—	—	48,054
Repurchase of common stock purchase warrants exercisable under PIPE Warrants	—	—	—	—	(52,500)	—	—	(52,500)
Issuance of common stock in connection with At the Market Offering Agreement	18,899	2	—	—	138,485	—	—	138,487
Offering costs in connection with At the Market Offering Agreement	—	—	—	—	(204,845)	—	—	(204,845)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	—	—	(2,902,117)	(2,902,117)
Balance at March 31, 2024	473,506	$47	1,550	$(172)	$69,080,241	$41	$(62,266,929)	$6,813,228
Stock-based compensation expense	—	—	—	—	34,834	—	—	34,834
Vesting of restricted stock	1,178	—	—	—	44,803	—	—	44,803
Issuance of common stock in connection with At The Market Offering Agreement	180,105	18	—	—	1,355,909	—	—	1,355,927
Offering costs in connection with At the Market Offering Agreement	—	—	—	—	(50,443)	—	—	(50,443)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(2,109,024)	(2,109,024)
Balance at June 30, 2024	654,789	$65	1,550	$(172)	$70,465,344	$—	$(64,375,953)	$6,089,284
Stock based compensation expense	—	—	—	—	20,302	—	—	20,302
Vesting of restricted stock	296	—	—	—	44,839	—	—	44,839
Reverse stock split adjustment	174,738	18	—	—	(18)	—	—	—
Net loss	—	—	—	—	—	—	(1,439,853)	(1,439,853)
Balance at September 30, 2024	829,823	$83	1,550	$(172)	$70,530,467	$—	$(65,815,806)	$4,714,572

See accompanying notes to these unaudited condensed financial statements

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,486,287)	$(6,450,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,501	238,703
Amortization of internally developed software	1,128,154	1,553,939
Amortization of other intangible assets	143,666	143,666
Depreciation of property and equipment	51,351	48,607
Bad debt expense	14,057	205,764
Amortization of discount and debt issuance costs on senior note payable	—	4,445
Non-cash interest income related to accretion of discount on available-for-sale securities	—	(28,976)
Loss from sales of available-for-sale securities	—	680
Loss on disposal of property and equipment	—	58
Change in operating assets and liabilities:
Accounts receivable – unbilled	—	558,519
Accounts receivable	1,309,648	(451,759)
Prepaid expenses and other current assets	(433,230)	14,500
Operating lease right-of-use asset	43,831	112,876
Security deposit	—	(12,100)
Accounts payable	573,465	129,894
Accrued expenses	(451,908)	(518,234)
Operating lease liability	(30,731)	(108,420)
Deferred revenue	(205,202)	(132,200)
Net cash used in operating activities	(3,323,685)	(4,691,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(1,000,000)	(588,093)
Purchase of property and equipment	(454)	(23,681)
Purchase of leasehold improvements included in operating lease right-of-use asset	—	(25,000)
Purchase of available-for-sale securities	—	(460,932)
Proceeds from sales and maturities of available-for-sale securities	—	3,150,320
Net cash provided by (used in) investing activities	(1,000,454)	2,052,614

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior note payable	—	1,000,000
Proceeds from issuance of common stock in connection with At the Market Offering Agreement	—	1,494,414
Proceeds from issuance of common stock in connection with Underwritten offering	3,999,574	—
Proceeds from issuance of common stock in connection with PIPE offering	1,749,998	—
Payment of debt issuance costs in connection with senior note payable	—	(140,020)
Payment of offering costs in connection with the issuance of common stock in connection with At the Market Offering Agreement	—	(255,288)
Payment of offering costs in connection with the completed financings	(521,083)	—
Repurchase of common stock purchase warrants exercisable under PIPE warrants	—	(52,500)
Net cash provided by financing activities	5,228,489	2,046,606

Net increase (decrease) in cash and cash equivalents	904,350	(591,812)
Cash and cash equivalents at beginning of period	1,878,408	2,343,666
Cash and cash equivalents at end of period	$2,782,758	$1,751,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,948	$14,358
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities reducing from terminating right-of-use assets	$—	$321,805
Non-cash adjustment to reduce lease liabilities and right-of-use assets due to lease termination	$—	$85,679
Stock issuance costs included in accounts payable and accrued expenses	$—	$7,023

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

Notes to Unaudited Condensed Financial Statements

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of September 30, 2025, the Company had negative working capital of $2,096,503, an accumulated deficit of $77,348,904, cash and cash equivalents of $2,782,758, and accounts payable and accrued expenses of $5,487,904. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the nine months ended September 30, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the third quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 76% and technology costs of approximately 69% during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the nine months ended September 30, 2025, the Company engaged in raising capital through equity financing as discussed in Note 10.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes to these accounting policies during the nine months ended September 30, 2025.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of September 30, 2025 and December 31, 2024, respectively, because of their short-term nature.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The following table summarizes the Company’s revenue for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Specimens - contracts with customers	$95,816	$2,626,907	$1,744,480	$7,754,338
Shipping and other	10,776	35,029	132,757	61,270
Revenue	$106,592	$2,661,936	$1,877,237	$7,815,608

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of September 30, 2025 and December 31, 2024, the Company had an allowance for doubtful accounts of $634,491 and $620,433, respectively.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the nine months ended September 30, 2025 and 2024.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of September 30:

	2025	2024
Shares issuable upon vesting of RSUs	43	1,921
Shares issuable upon exercise of stock options	2,997	17,206
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	625	625
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	4,500	4,500

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

3. AVAILABLE-FOR-SALE SECURITIES

The Company’s U.S. Treasury bills that were classified as available-for-sale securities fully matured during the year ended December 31, 2024. There were no available securities as of September 30, 2025 and December 31, 2024.

The Company recorded $680 of realized losses in the year ended December 31, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	September 30,	December 31,
	2025	2024
Website	$285,377	$285,377
Computer equipment and purchased software	91,786	91,332
Equipment	19,291	19,291
Furniture and fixtures	26,982	26,982
Leasehold improvements	12,646	12,646
Total property and equipment	436,082	435,628
Accumulated depreciation	(393,416)	(342,065)
Total property and equipment, net	$42,666	$93,563

Depreciation expense for property and equipment was $17,123 and $16,506 for the three months ended September 30, 2025 and 2024, respectively, and $51,351 and $48,607 for the nine months ended September 30, 2025 and 2024, respectively.

5. INTERNALLY DEVELOPED SOFTWARE, NET

During the year ended December 31, 2024, the Company capitalized $653,288 of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees.

During the nine months ended September 30, 2025, the Company capitalized $1,000,000 of its internally developed software in connection with the digital transformation of the technology platform and web interfaces. Capitalized costs consist of fees paid for the installation of a new platform to modernize the Company’s infrastructure, the first phase of its digital transformation program.

The Company recognized $392,718 and $478,384 of amortization expense associated with capitalized internally developed software costs during the three months ended September 30, 2025 and 2024, respectively and recognized $1,128,154 and $1,553,939 of amortization expense associated with capitalized internally developed software costs during the nine months ended September 30, 2025 and 2024, respectively. Accumulated amortization associated with capitalized internally developed software costs as of September 30, 2025 and December 31, 2024 was $10,129,890 and $9,001,736, respectively.

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

During the nine months ended September 30, 2025, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company recognized $47,889 of amortization expense associated with the capitalized sequenced data during the three months ended September 30, 2025 and 2024 and recognized $143,666 of amortization expense associated with the capitalized sequenced data during the nine months ended September 30, 2025 and 2024. Accumulated amortization associated with the capitalized sequenced data was 384,741 as of September 30, 2025 and $241,075 as of December 31, 2024.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

7. DEBT FINANCING

On September 19, 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with a lender (the “Lender”). Pursuant to the provisions of the Purchase Agreement, the Lender agreed to provide a loan to the Company in the amount of $1,000,000 (the “Loan”) and the Company agreed to issue to the Lender a promissory note in the principal amount of $1,000,000 payable within 12 months after the date of issuance, with interest accruing and payable at a rate of 18% per annum (the “Note”). The Note Purchase Agreement contains customary representations and warranties and obligates the Lender to provide an additional loan to the Company, in the form of a revolving line of credit of up to $1,000,000, upon our initial filing of a Registration Statement for an underwritten or best-efforts public offering for gross proceeds of at least $5,000,000. On September 25, 2024, the Company and the Lender closed the transactions described in the Note Purchase Agreement, the Lender provided funds to the Company in the net amount of $959,980 and the Company issued the Note to the Lender in the principal amount of $1,000,000. WestPark Capital, Inc. (“WestPark”) served as the placement agent in connection with the Loan and was paid a placement agent fee in the amount of $40,020 for its services.

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

8. FAIR VALUE MEASUREMENTS

As of September 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

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

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the nine months ended September 30, 2025, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the nine months ended September 30, 2025:

Operating lease expense	$61,591
Short-term lease expense	—
Total lease cost	$61,591

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Position as of September 30, 2025

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of September 30, 2025 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$284,146
Total lease assets	$284,146

Liabilities
Current liabilities:
Operating lease liability – current portion	$54,904
Non-current liabilities:
Operating lease liability – net of current portion	226,532
Total lease liability	$281,436

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of September 30, 2025:

Weighted average remaining lease term (in years) – operating lease	4.08
Weighted average discount rate – operating lease	8.00%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2025 (excluding the nine months ended September 30, 2025)	$18,184
2026	76,372
2027	80,190
2028	84,200
Thereafter	73,675
Total future minimum lease payments	332,621
Less effect of discounting	(51,185)
Present value of future minimum lease payments	$281,436

Rent expense for the three months ended September 30, 2025 and 2024 amounted to $20,530 and $28,467, respectively. Rent expense for the nine months ended September 30, 2025 and 2024 amounted to $61,591 and $120,099, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the nine months ended September 30, 2025 was as follows:

Non-cash operating lease expense (operating cash flow)	$43,831
Change in operating lease liabilities (operating cash flow)	$(30,731)

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

During the nine months ended September 30, 2025, the Company received additional sales tax certificates from customers. As of September 30, 2025, the Company has a sales tax liability of approximately $272,000 and related interests and penalties of approximately $68,000.

As of September 30, 2025, the Company had recovered approximately $544,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the nine months ended September 30, 2025.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of September 30, 2025, there were legal disputes filed against the Company.

Resignation of Chief Information Officer and Filing of Demand for Arbitration

On July 25, 2024, Benjamin Bielak, the Company’s Chief Information Officer until his resignation on July 14, 2024, initiated a Demand for Arbitration against the Company with the American Arbitration Association, pursuant to the dispute resolution provisions contained in Mr. Bielak’s employment agreement. The terms and conditions of Mr. Bielak’s employment with the Company were governed by his employment agreement.

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

During the nine months ended September 30, 2025, the Company settled this legal matter and the parties agreed to a $215,000 settlement pursuant to a settlement agreement executed on January 30, 2025.

Azenta US, Inc. (“Azenta”)

On or around January 15, 2025, Azenta initiated a claim against the Company for $651,262 arising from a breach of contract, and unjust enrichment basis amongst other things. The Company believes that Azenta’s claims are without legal or factual basis, and intends to vigorously defend these claims. The matter is currently in the discovery phase, with the parties having exchanged written discovery.

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

Securities Offering on Form S-1

On October 29, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with WestPark (the “Placement Agent”), and a securities purchase agreement (the “Securities Purchase Agreement”) with investors pursuant to which the Company agreed to issue and sell (i) 132,814 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $2.999 per share, and (ii) pre-funded warrants to purchase up to 1,533,852 shares of Common Stock at an offering price of $3.00 per Share, less $0.0001 per pre-funded warrant, for aggregate gross proceeds of $4,998,464 (or $4,999,998 assuming the full exercise of the pre-funded warrants), before deducting placement agent fees and other offering expenses. The offering closed on October 31, 2024.

As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $366,189, resulting in net proceeds of approximately $4,632,275.

Underwritten Offering

On July 23, 2025, the Company entered into an underwriting agreement with WestPark (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in an underwritten public offering, an aggregate of 5,714,283 securities, consisting of (i) 1,482,644 shares of Common Stock, and (ii) pre-funded warrants to purchase up to 4,231,639 shares of Common Stock, at an exercise price of $0.0001 per share. The securities were sold at a public offering price of $0.70 per share (or $0.6999 per pre-funded warrant), for gross proceeds of $3,999,574, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The offering closed on July 25, 2025.

As part of its compensation for acting as Underwriter for the offering, the Company paid the Underwriter a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $419,983 and settled non-offering related legal fees of approximately $93,837, resulting in net proceeds of approximately $3,485,754.

Private Placement Offering

On July 31, 2025, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 1,559,828 securities, comprised of (i) 267,379 shares of Common Stock at a purchase price of $1.122 per Share, and (ii) pre-funded warrants to purchase up to 1,292,449 shares of Common Stock at a purchase price of $1.1219 per Share, for aggregate gross proceeds of $1,749,998, before deducting placement agent fees and other offering expenses. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The Private Placement closed on August 4, 2025.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

The Company incurred offering costs of approximately $100,000, resulting in net proceeds of approximately $1,649,998.

Stock Options

There were no options exercised during the nine months ended September 30, 2025 and the year ended December 31, 2024.

Warrants

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 4,500 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $200.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of September 30, 2025, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $200.00 per share and a remaining weighted average time to expiration of 0.71 years.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 625 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $160.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of September 30, 2025, the Lender Warrant had not been exercised, and had a weighted average exercise price of $160.00 per share and a remaining weighted average time to expiration of 5.87 years.

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

A summary of total warrant activity during the nine months ended September 30, 2025 is as follows:

			Weighted
		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Term in Years
Balance at December 31, 2023	70,750	$255.30	3.47
Granted	799,631	3.00	—
Exercised	—	—	—
Repurchased	(65,625)	0.80	—
Balance at December 31, 2024	804,756	4.22	2.09
Granted	—	—	—
Exercised	(799,631)	3.00	—
Balance at September 30, 2025	5,125	$195.12	1.34

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

No equity awards were granted under the 2021 Plan during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, 754 and 5,521 equity awards were granted under the 2021 Plan, respectively. As of September 30, 2025, there were 73,084 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 85,679.

No equity awards were granted under the 2013 Plan during the nine months ended September 30, 2025 and 2024. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the nine months ended September 30:

2024
Assumptions:
Risk-free interest rate	3.93% – 4.56%
Expected term (in years)	0.78 – 4.00
Expected volatility	57.49% –58.71%
Expected dividend yield	—

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	14,830	$43.47	8.53	$—
Granted	5,521	7.30	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(11,891)	33.99	—	—
Balance at December 31, 2024	8,460	33.20	5.20	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(5,463)	23.96	—	—
Balance at September 30, 2025	2,997	$50.04	6.95	$—

Options exercisable at September 30, 2025	2,855	$51.84	6.89	$—

The aggregate intrinsic value in the table above represents the difference between the Company's stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the nine months ended September 30, 2025 and 2024.

No stock options granted during the nine months ended September 30, 2025. The weighted average grant date fair value of stock options issued in the nine months ended September 30, 2024 was $2.15. The following table sets forth the recorded stock options compensation expense of the Company during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Technology	$—	$160	$—	$3,363
Sales and marketing (recovery)	(108)	524	(39)	1,355
Supply development	—	265	84	696
Fulfillment	202	943	1,006	1,812
General and administrative	—	7,748	—	39,949
Total stock options expense	$94	$9,640	$1,051	$47,175

As of September 30, 2025 and 2024, a total of $848 and $51,788 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.75 and 2.15 years, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs Outstanding	Average Grant Date Fair Value
Unvested Balance at December 31, 2023	5,630	$113.09
Granted	—	—
Vested	(1,800)	120.36
Forfeited	(3,008)	102.66
Unvested Balance at December 31, 2024	822	$132.34
Granted	—	—
Vested	(382)	114.32
Forfeited	(397)	108.87
Unvested Balance at September 30, 2025	43	$96.50

The Company recorded RSUs compensation expense during the three and nine months ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Technology	$—	$7,575	$2,691	$57,351
Sales and marketing	230	11,657	9,015	37,074
Supply development	—	—	—	277
Fulfillment	1,473	15,440	10,364	33,168
General and administrative (recovery)	—	20,829	(3,620)	63,658
Total RSU expense	$1,703	$55,501	$18,450	$191,528

As of September 30, 2025 and 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $2,487 and $191,528, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.50 and 1.18 years, respectively.

12. INCOME TAXES

As of September 30, 2025 and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $67,858,000 and $62,300,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $54,858,000 can be carried forward indefinitely. As of September 30, 2025 and December 31, 2024, the Company had state net operating loss carryforwards of approximately $38,196,000 and $35,600,000, respectively, that expire at various periods through 2045, respectively. At September 30, 2025 and December 31, 2024, the Company had federal and state tax credits of approximately $2,221,000 and $2,031,000, respectively, available for future periods that expire at various periods through 2045. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

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

Set out below is information about the assets and liabilities as at September 30, 2025 and December 31, 2024 and profit or loss from each segment for the nine months ended September 30, 2025 and 2024.

	September 30, 2025	December 31, 2024
Financial statement line item:
Reportable segment assets	$8,997,557	$9,350,230
Reportable segment liabilities	5,924,846	6,039,222

	Nine Months Ended September 30,
	2025	2024
Financial statement line item:
Revenues from external customers	$1,877,237	$7,815,608
Less:
Cost of revenue, excluding amortization	1,162,383	3,834,891
Technology expenses, excluding amortization	504,628	1,024,685
Sales and marketing expenses	1,746,424	2,380,515
Supply development expenses	215,144	420,322
Fulfillment expenses	695,772	1,293,185
Other segment items (a)	1,710,680	3,591,385
Depreciation & amortization expense	1,323,171	1,746,212
Interest expense	1,948	16,303
Interest income	(3,477)	(40,896)
Interest and penalties on sales tax liability	6,851	—
Income tax expense	—	—
Reportable segment income (loss)	$(5,486,287)	$(6,450,994)

(a)	Other segment items included in reportable segment net loss consists mainly of general and administrative expenses for corporate functions, such as insurance expenses, associated software licenses, other payroll and related expenses for human resources, legal, finance and executive teams, other consulting and professional fees for corporate services rendered, other marketing expenses, franchise tax, other gains and losses, and other overhead expense.

The Company’s reportable business segment sell their goods in four geographic locations:

●	Americas

●	Europe

●	Middle East/Africa

●	Asia Pacific

The following table represents the percentage of total revenue by geographic area, based on the location of the customer for the nine months ended September 30, 2025 and 2024, respectively.

	2025	2024
Americas	94.59%	85.79%
Europe, Middle East and Africa	2.96%	12.29%
Asia Pacific	2.45%	1.92%

14. SUBSEQUENT EVENT

No subsequent event.

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

On July 31, 2025, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a Private Placement, an aggregate of 1,559,828 securities, comprised of (i) 267,379 shares of Common Stock at a purchase price of $1.122 per Share, and (ii) pre-funded warrants to purchase up to 1,292,449 shares of Common Stock at a purchase price of $1.1219 per Share, for aggregate gross proceeds of $1,749,998, before deducting placement agent fees and other offering expenses. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The Private Placement closed on August 4, 2025.

We incurred offering costs of approximately $100,000, resulting in net proceeds of approximately $1,649,998.

At the Market Offering

On March 5, 2024, we entered into the ATM Agreement with Rodman & Renshaw LLC as agent (the “Sales Agent”) pursuant to which we may issue and sell shares of our common stock, having an aggregate offering price of up to $1,500,000, from time to time through the Sales Agent. The ATM Shares when issued will be registered pursuant to our shelf registration statement on Form S-3 (File No 333- 265976), which became effective on July 12, 2022. We sold the ATM Shares, from time to time, pursuant to the ATM Agreement, in transactions that are “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. During the year ended December 31, 2024, we issued 199,004 shares of common stock for gross proceeds of approximately $1,494,000 under the ATM Agreement. In connection with the ATM Offering, we incurred offering costs of approximately $255,000, resulting in net proceeds of approximately $1,239,000.

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

Debt Financing

On September 19, 2024, we entered into the Note Purchase Agreement with the Lender. Pursuant to the provisions of the Note Purchase Agreement, the Lender agreed to provide a loan to us in the amount of $1,000,000 and we agreed to issue to the Lender a promissory note in the principal amount of $1,000,000 payable within 12 months after the date of issuance, with interest accruing and payable at a rate of 18% per annum. The Note Purchase Agreement contains customary representations and warranties and obligates the Lender to provide an additional loan to us, in the form of a revolving line of credit of up to $1,000,000, upon our initial filing of a Registration Statement for an underwritten or best-efforts public offering for gross proceeds of at least $5,000,000. On September 25, 2024, we and the Lender closed the transactions described in the Note Purchase Agreement, the Lender provided funds to the Company in the net amount of $959,980 and we issued the Note to the Lender in the principal amount of $1,000,000. WestPark served as the placement agent in connection with the Loan and was paid a placement agent fee in the amount of $40,020 for its services.

On October 31, 2024, we paid off the outstanding principal balance of $1,000,000 and accrued interest of $18,000 on the Note.

Securities Offering on Form S-1

On October 29, 2024, we entered into a the Placement Agency Agreement with WestPark and the Securities Purchase Agreement with investors pursuant to which we agreed to issue and sell, in a “reasonable best efforts” public offering (i) 132,814 shares of Common Stock at an offering price of $2.999 per share, and (ii) pre-funded warrants to purchase up to 1,533,852 shares of Common Stock at an offering price of $3.00 per Share, less $0.0001 per pre-funded warrant, for aggregate gross proceeds of $4,998,464 (or $4,999,998 assuming the full exercise of the pre-funded warrants), before deducting placement agent fees and other offering expenses.

As part of its compensation for acting as Placement Agent for the offering, the Company paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $366,189, resulting in net proceeds of approximately $4,632,275.

The Offering closed on October 31, 2024. The securities sold in the offering were offered and sold pursuant to a registration statement on Form S-1 (File No. 333-282736), which was filed with the Commission on October 18, 2024, and subsequently declared effective by the Commission on October 29, 2024.

Underwritten Offering

On July 23, 2025, the Company entered into an underwriting agreement with WestPark, pursuant to which the Company agreed to issue and sell, in an underwritten public offering, an aggregate of 5,714,283 securities, consisting of (i) 1,482,644 shares of Common Stock, and (ii) pre-funded warrants to purchase up to 4,231,639 shares of Common Stock, at an exercise price of $0.0001 per share. The securities were sold at a public offering price of $0.70 per share (or $0.6999 per pre-funded warrant), for gross proceeds of $3,999,574, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The offering closed on July 25, 2025.

As part of its compensation for acting as Underwriter for the Offering, the Company paid the Underwriter a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $419,983 and settled non-offering related legal fees of approximately $93,837, resulting in net proceeds of approximately $3,485,754.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $14,057 as of September 30, 2025 due to certain customers either lack liquidity or have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers to mitigate the risk to future collectability of receivables.

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

As of September 30, 2025, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Form 10-Q. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

Throughout the years ended December 31, 2024 and 2023, we have initiated efforts to decrease our capital and operational expenditures by cutting costs and right sizing the Company through reductions in our workforce while streamlining operations and rationalizing our resources to focus on key market opportunities. As a result, we began to experience significant decreases in expenditures starting in the second half of 2023. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the third quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 76% and technology costs of approximately 69% during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024 and up to the third quarter of 2025, as evidenced by increased conversion ratios of quotes to purchase orders of 43%. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2025 when compared to 2024 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the nine months ended September 30, 2025 and 2024, we capitalized approximately $1,000,000 and $588,000, respectively, of internally developed software costs. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace, as well as digital transformation of our marketplace.

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

Financial Operations Overview and Analysis for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Revenue	$106,592	$2,661,936	$(2,555,344)	(96)%
Operating expenses:
Cost of revenue	204,593	1,554,159	(1,349,566)	(87)%
Technology	551,104	754,730	(203,626)	(27)%
Sales and marketing	1,140,902	631,625	509,277	81%
Supply development	22,373	84,972	(62,599)	(74)%
Fulfillment	153,781	449,142	(295,361)	(66)%
General and administrative	864,061	892,712	(28,651)	(3)%
Total operating expenses	2,936,814	4,367,340	(1,430,526)	(33)%
Loss from operations	(2,830,222)	(1,705,404)	1,124,818	66%
Other income, net
Interest expense	(2)	(7,364)	7,362	100%
Interest income	291	1,235	(944)	(76)%
Interest and penalties on sales tax liability	2,069	—	2,069	100%
Other income (expense), net	47,216	271,680	(224,464)	(83)%
Total other income, net	49,574	265,551	(215,977)	(81)%
Net loss	$(2,780,648)	$(1,439,853)	1,340,795	93%

Revenue

Revenue decreased by approximately $2,555,000, or 96%, from approximately $2,662,000 for the three months ended September 30, 2024 to approximately $107,000 for the three months ended September 30, 2025. This was primarily due to the decrease of 8,181, or approximately 97%, in specimen count from 8,461 specimens in the three months ended September 30, 2024 to 280 specimens in the three months ended September 30, 2025. The significant decrease in specimen count was mainly due to the change in revenue recognition during the fourth quarter of 2024. The specimen count during the third quarter of 2024 consists of accessioned specimens that were both delivered and not yet delivered specimens to customers, while the specimen count during the third quarter of 2025 consists only of delivered specimens.

The effect of the decrease in specimen count have also caused an increase to the average selling price by approximately $66, or 21%, from approximately $315 in the three months ended September 30, 2024 to approximately $381 in the three months ended September 30, 2025.

Cost of Revenue

Cost of revenue decreased by approximately $1,350,000, or 87%, from approximately $1,554,000 for the three months ended September 30, 2024 to approximately $204,000 for the three months ended September 30, 2025, which was attributable to an approximately 97% decrease in the number of specimens delivered for the current period as compared to the accessioned specimens in the same period in the prior year, offset by an approximately $547, or 298%, increase in the average cost per specimen.

Technology

Technology expenses decreased by approximately $204,000, or 37%, from approximately $755,000 for the three months ended September 30, 2024 to approximately $551,000 for the three months ended September 30, 2025. The decrease was related to decrease in amortization expense of internally developed software of approximately $86,000 and payroll and related expenses of approximately $192,000, which was partially offset by the increase in professional fees of approximately $74,000.

Technology expenditures capitalized as internally developed software costs increased by approximately $860,000, or 614%, from approximately $140,000 for the three months ended September 30, 2024 to $1,000,000 for the three months ended September 30, 2025 due to installation of a new platform to modernize the Company’s internally developed software, as part of the digital transformation program in 2025 when compared to the reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2024 and 2023.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $509,000, or 81%, from approximately $632,000 for the three months ended September 30, 2024 to approximately $1,141,000 for the three months ended September 30, 2025. The increase was primarily attributable to increases in external marketing expense of approximately $973,000, which was partially offset by the decrease in payroll and related expenses of approximately $425,000 and advertising and promotions expense of approximately $39,000.

Supply Development

Supply development expenses decreased by approximately $63,000, or 74%, from approximately $85,000 for the three months ended September 30, 2024 to approximately $22,000 for the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $53,000 and professional fees of approximately $10,000.

Fulfillment

Fulfillment costs decreased by approximately $295,000, or 66%, from approximately $449,000 for the three months ended September 30, 2024 to approximately $154,000 for the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $8,000 and payroll and related expenses of approximately $305,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which was partially offset by the increase in general operating expenses related to fulfillment of approximately $18,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $29,000, or 3%, from approximately $893,000 for the three months ended September 30, 2024 to approximately $864,000 for the three months ended September 30, 2025. The decrease was attributable to a decrease in general operating expenses of approximately $37,000, utilities and facilities expenses of approximately $7,000, doubtful account expense of approximately $5,000, taxes and insurance of approximately $91,000, compensation costs of approximately $135,000 and franchise tax of $89,000, which were partially offset by the increase in professional fees of approximately $334,000 and depreciation and amortization of approximately $1,000.

Other Income, net

Other income, net, decreased by approximately $216,000, or 81%, from an income of approximately $266,000 for the three months ended September 30, 2024 to approximately $50,000 for the three months ended September 30, 2025. The decrease in other income, net, was attributable to the decrease of other income of approximately $224,000, decrease in interest income of approximately $1,000, increase in recovery of interest and penalties on sales tax liability of approximately $2,000 and decrease in interest expense of approximately $7,000.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
Revenue	$1,877,237	$7,815,608	$(5,938,371)	(76)%
Operating expenses:
Cost of revenue	1,306,049	3,978,557	(2,672,508)	(67)%
Technology	1,632,782	2,578,624	(945,842)	(37)%
Sales and marketing	1,746,424	2,380,515	(634,091)	(27)%
Supply development	215,144	420,322	(205,178)	(49)%
Fulfillment	695,772	1,293,185	(597,413)	(46)%
General and administrative	2,571,103	4,051,994	(1,480,891)	(37)%
Total operating expenses	8,167,274	14,703,197	(6,535,923)	(44)%
Loss from operations	(6,290,037)	(6,887,589)	(597,552)	(9)%
Other income, net
Interest expense	(1,948)	(16,303)	14,355	88%
Interest income	3,477	40,896	(37,419)	(91)%
Interest and penalties on sales tax liability	(6,851)	—	(6,851)	100%
Other income (expense), net	809,072	412,002	397,070	96%
Total other income, net	803,750	436,595	367,155	84%
Net loss	$(5,486,287)	$(6,450,994)	(964,707)	(15)%

Revenue

Revenue decreased by approximately $5,938,000, or 76%, from approximately $7,816,000 for the nine months ended September 30, 2024 to approximately $1,877,000 for the nine months ended September 30, 2025. This was primarily due to the decrease of 14,498, or approximately 74%, in specimen count from 19,620 specimens in the nine months ended September 30, 2024 to 5,122 specimens in the nine months ended September 30, 2025. The significant decrease in specimen count was mainly due to the change in revenue recognition during the fourth quarter of 2024. The specimen count during the third quarter of 2024 consists of accessioned specimens that were both delivered and not yet delivered specimens to customers, while the specimen count during the third quarter of 2025 consists only of delivered specimens.

The effect of the decrease in specimen count have also caused a decrease to the average selling price by approximately $32, or 8%, from approximately $398 in the nine months ended September 30, 2024 to approximately $366 in the nine months ended September 30, 2025.

Cost of Revenue

Cost of revenue decreased by approximately $2,673,000, or 67%, from approximately $3,979,000 for the nine months ended September 30, 2024 to approximately $1,306,000 for the nine months ended September 30, 2025, which was attributable to an approximately 74% decrease in the number of specimens delivered for the current period as compared to the accessioned specimens in the same period in the prior year, offset by an approximately $52, or 26%, increase in the average cost per specimen.

Technology

Technology expenses decreased by approximately $946,000, or 37%, from approximately $2,579,000 for the nine months ended September 30, 2024 to approximately $1,633,000 for the nine months ended September 30, 2025. The decrease was primarily attributable to decrease in amortization expense of internally developed software of approximately $426,000, payroll and related expenses of approximately $576,000 and general operating expenses related to technology expenses of approximately $1,000, which was partially offset by the increase in professional fees of approximately $57,000.

Technology expenditures capitalized as internally developed software costs increased by approximately $412,000, or 100%, from approximately $588,000 for the nine months ended September 30, 2024 to $1,000,000 for the nine months ended September 30, 2025 due to installation of a new platform to modernize the Company’s internally developed software, as part of the digital transformation program in 2025 when compared to the reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2024 and 2023.

Sales and Marketing Expenses

Sales and marketing expenses decreased by approximately $634,000, or 27%, from approximately $2,381,000 for the nine months ended September 30, 2024 to approximately $1,746,000 for the nine months ended September 30, 2025. The decrease was primarily attributable to decrease in payroll and related expenses of approximately $1,362,000 and advertising and promotions expense of approximately $215,000, which was partially offset by the increase in general operating expenses related to sales and marketing of approximately $4,000 and external marketing expense of approximately $939,000.

Supply Development

Supply development expenses decreased by approximately $205,000, or 49%, from approximately $420,000 for the nine months ended September 30, 2024 to approximately $215,000 for the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $85,000 and payroll and related expenses of approximately $120,000.

Fulfillment

Fulfillment costs decreased by approximately $597,000, or 46%, from approximately $1,293,000 for the nine months ended September 30, 2024 to approximately $696,000 for the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $15,000 and payroll and related expenses of approximately $601,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which was partially offset by the general operating expenses related to fulfillment of approximately $19,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1,481,000, or 37%, from approximately $4,052,000 for the nine months ended September 30, 2024 to approximately $2,571,000 for the nine months ended September 30, 2025. The decrease was attributable to a decrease in compensation costs of approximately $639,000, general operating expenses of approximately $108,000, utilities and facilities expenses of approximately $73,000, doubtful account expense of approximately $192,000, taxes and insurance of approximately $351,000 and franchise tax of approximately $310,000, which was partially offset by the increase in professional fees of approximately $189,000 and depreciation and amortization of approximately $3,000.

Other Income, net

Other income, net, increased by approximately $367,000, or 84%, from an income of approximately $437,000 for the nine months ended September 30, 2024 to approximately $804,000 for the nine months ended September 30, 2025. The increase in other income, net, was attributable to an increase of other income of approximately $397,000, increase in interest and penalties on sales tax liability of approximately $7,000, decrease in interest income of approximately $37,000, and decrease in interest expense of approximately $14,000.

Liquidity and Capital Resources

	September 30,	December 31,	Change
	2025	2024	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$2,782,758	$1,878,408	$904,350	48%
Working capital	(2,096,503)	(2,182,488)	85,985	(4)%
Total assets	8,997,557	9,350,230	(352,673)	(4)%
Total stockholders’ equity	3,072,711	3,311,008	(238,297)	(7)%

	Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage
	(unaudited)	(unaudited)
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(3,323,685)	$(4,691,032)	$1,367,347	(29)%
Net cash flows provided by (used in) investing activities	(1,000,454)	2,052,614	(3,053,068)	(149)%
Net cash flows provided by financing activities	5,228,489	2,046,606	3,181,883	155%
Net increase (decrease) in cash and cash equivalents	$904,350	$(591,812)	$1,496,162

Capital Resources

We have recurring losses since inception. As of September 30, 2025, our available cash and cash equivalents totaled approximately $2,783,000, which represented a decrease of approximately $904,000 from approximately $1,878,000, as of December 31, 2024. We had working capital deficit of approximately $2,097,000, an accumulated deficit of approximately $77,349,000, cash and cash equivalents of approximately $2,783,000 and accounts payable and accrued expenses of approximately $5,488,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the nine months ended September 30, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2023 through December 31, 2024, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 146% and technology costs of approximately 64% during the year December 31, 2024 when compared to the year ended December 31, 2023. During the third quarter of 2025, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 76% and technology costs of approximately 69% during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. While we plan to improve our sales and revenues, we are taking steps to significantly reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. During the nine months ended September 30, 2025, the Company engaged in raising capital through equity financing as discussed in Note 10.

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

Cash Flows

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $3,324,000, which consisted of a net loss of approximately $5,486,000 offset by non-cash charges of approximately $1,357,000, which included approximately of $1,128,000 related to amortization of internally developed software, approximately $20,000 in stock-based compensation, approximately $14,000 in bad debt expense, approximately $51,000 related to depreciation of property and equipment, and approximately $144,000 related to amortization of other intangible assets.

Total changes in assets and liabilities of approximately $805,000 were attributable to an approximately $1,310,000 decrease in accounts receivable, an approximately $44,000 decrease in operating lease right-of-use asset and an approximately $573,000 increase in accounts payable, offset by an approximately $432,000 increase in prepaid expenses, an approximately $452,000 decrease in accrued expenses, an approximately $31,000 decrease in operating lease liability and an approximately $205,000 decrease in deferred revenue.

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

Investing Activities

Net cash used in investing activities was approximately $1,000,000 for the nine months ended September 30, 2025, which consisted of approximately $1,000,000 of capitalization of internally developed software.

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

Financing Activities

Net cash provided by financing activities was approximately $5,228,000 for the nine months ended September 30, 2025, which consisted of approximately $1,750,000 of proceeds received from the issuance of common stock in connection with the PIPE financing and approximately $4,000,000 of proceeds received from the issuance of common stock in connection with the Underwritten financing, offset by approximately $521,000 for the payment of offering costs in connection with the completed PIPE and Underwritten financings.

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

Effects of Inflation and Supply Chain Shortages

Our operations are heavily reliant on specimen availability, and as a result, we often receive more requests than we can fulfill. While the Company is subject to these types of supply chain constraints that are specific to the specimen industry, we have not been materially affected by the more common supply chain issues currently affecting the economy, specifically surrounding transportation. Due to the small size of the packages that we ship, our carriers were able to continue making timely deliveries during the nine months ended September 30, 2025. However, with the decrease in sales during the period, there was a decrease in our shipping costs during the nine months ended September 30, 2025.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. During the fourth quarter of 2024, the Company underwent leadership transitions at the director and officer levels. To mitigate any risks associated with these changes, the Board has increased its oversight of the Company payments and financial transactions. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or around January 15, 2025, Azenta initiated a claim against the Company for $651,262 arising from a breach of contract, and unjust enrichment basis amongst other things. The Company believes that Azenta’s claims are without legal or factual basis, and intends to vigorously defend these claims. The matter is currently in the discovery phase, with the parties having exchanged written discovery.

On or around November 14, 2024, EGS initiated a claim against the Company for $425,684 arising from a breach of contract, and compensation on a quantum meirut basis amongst other things. The Company believes that EGS’ claims are without legal or factual basis, and intends to vigorously defend these claims. As of current, the Company is engaged in the process of settlement discussions with EGS.

On December 9, 2024, Focus filed a complaint against the Company in the Superior Court of Suffolk County, Massachusetts, alleging non-payment under agreements dated July 29, 2022, related to the provision of information technology services. Focus is seeking approximately $489,572 in damages, plus interest and attorneys’ fees. Following the filing, Focus disabled the Company’s web-based commerce platform on January 24, 2025, resulting in a shutdown of the iSpecimen Marketplace from January 25, 2025, through February 12, 2025.

To restore service, the parties entered into the Settlement Agreement on February 11, 2025, under which the Company agreed to pay $500,000 in nine monthly installments in exchange for the restoration of its platform. The Company made an initial payment of $50,000 on February 12, 2025. However, Focus failed to fully restore the platform, requiring the Company to engage a third-party developer to complete the work in early March 2025. On February 28, 2025, the Company notified Focus that it was in breach of the Settlement Agreement and has since withheld further payments.

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

iSpecimen Inc.

Date: November 17, 2025	By:	/s/ Katharyn Field
	Name:	Katharyn Field
	Title:	Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer)