Form 10-K
period 2025-12-31
iSpecimen Inc.
filed 2026-04-01
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2025 was approximately $2,446,936, based on a per share price of $0.98, which was the last reported sale price of the registrant’s common stock on such date.

As of April 1, 2026, there were 29,662,250 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

SPECIAL NOTE

As used in this Annual Report on Form 10-K (“Annual Report”), unless the context otherwise requires, the terms the “Company,” “iSpecimen,” “we,” “us,” and “our” refer to iSpecimen Inc., a Delaware corporation. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ended December 31, 2025).

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

Ø	our ability to enter into contracts with healthcare providers to gain access to specimens, subjects, and data on favorable terms;

Ø	our ability to obtain new customers and keep existing customers;

Ø	development of our technology to adequately keep pace to support expansion of our existing line of business or our entry into new lines of businesses;

Ø	market adoption rate of our marketplace technology;

Ø	our ability to continue to expand outside of the United States in compliance with local laws and regulations;

Ø	acceptance of the products and services that we market;

Ø	the viability of our current intellectual property;

Ø	government regulations and our ability to comply with government regulations;

Ø	our ability to retain key employees;

Ø	adverse changes in general market conditions for biospecimens;

Ø	our ability to generate cash flow and profitability and continue as a going concern;

Ø	our future financing plans; and

Ø	our ability to adapt to changes in market conditions which could impair our operations and financial performance.

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

Our business is subject to numerous risks as described in this section. Some of these risks include:

Risks Related to Our Business

Ø	We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability;

Ø	There is substantial doubt about our ability to continue as a going concern;

Ø	During the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting, and we may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate this material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;

Ø	We may likely require additional capital in the future and an inability to meet future capital needs could adversely impact our ability to operate;

Ø	Our revenue trend is not predictive which can lead to difficulty in accurately forecasting future results;

Ø	International operation expansion could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition;

Ø	We rely upon our technology solution for the operation of our business and if our technology platform contains defects or fails to perform as expected, we may need to suspend its availability and divert development resources, and our business and reputation may be harmed;

Ø	Sustainable future revenue growth is dependent upon the development of technology solutions that enable scale and address new markets;

Ø	If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, customers and suppliers may curtail or stop using our services, and we may incur significant legal and financial exposure;

Ø	Challenges or unanticipated costs in establishing the sales, marketing, and distribution capabilities necessary to successfully commercialize our products globally could affect profitability;

Ø	We rely upon relatively few customers for a significant portion of revenue and do not have a recurring revenue business model. A loss of large customers could affect our ability to operate;

Ø	Customers and customer prospects may be averse to using a self-service marketplace to procure specimens and may continue to require iSpecimen personnel in the procurement process, impacting our scalability and profitability;

Ø	We have entered into contracts with U.S. government agencies and contractors which subjects us to federal contract and audit risk;

Ø	The adoption cycle of our supply network tends to be very lengthy, which may adversely affect our ability to scale rapidly and increase revenues;

Ø	Potential adverse effects from changes in the healthcare industry, including consolidations and regulatory changes, could affect access to subjects, samples, and data and affect our growth;

Ø	We do not control the end-to-end quality of specimens and data collected in our supply chain and quality issues can affect our reputation, revenue, and profitability;

Ø	Reliance of relatively few supply partners for significant supplies and services could affect our ability to operate and grow;

Ø	Specimen collection from human subjects, including the possible occurrence of adverse events during or after tissue collection, could provide exposure to claims and litigation;

Ø	We may lose business to competitors which have or develop their own biorepositories and/or collection centers that can meet customers’ needs;

Ø	We have incurred losses from sales tax obligations owed to various jurisdictions by us because we did not collect taxes on taxable sales in prior years, and we may never be able to recover the prior sales taxes from the customers; and

Ø	We may incur additional debt, and we are subject to the covenants and conditions contained in the Note Purchase Agreement, dated as of September 19, 2024 (the “Purchase Agreement”), between us and the Lender named therein (the “Lender”) and any other agreement governing our debt, which may restrict our operations and ability to make investments and distributions.

Risks Related to Intellectual Property

Ø	We do not have any patents protecting our intellectual property and if we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed technology, our business could be adversely affected.

Risks Related to Regulatory Environment

Ø	Failure to comply with federal and state data protection regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business;

Ø	Failure to comply with international laws related to data protection, such as the General Data Protection Regulation (“GDPR”) could result in fines, penalties, and litigation, and have a material adverse effect upon the Company’s business;

Ø	Failure to comply with laws and regulations related to the protection of research subjects could result in fines, penalties, and litigation, and have a material adverse effect upon our business;

Ø	Product safety and product liability, including bio-hazard risks, could provide exposure to claims and litigation;

Ø	Failure to comply with federal and state laws around environmental, health and safety, biohazards and dangerous goods, and imports/exports could result in fines, penalties, and litigation, and have a material adverse effect upon our business;

Ø	Failure to comply with other international laws around environmental, health and safety, biohazards and dangerous goods, imports/exports, and other regulations could result in fines, penalties, and litigation, and have a material adverse effect upon our business; and

Ø	Failure to comply with governmental export and import regulations could result in fines, penalties, and litigation, and have a material adverse effect upon the Company’s business.

Risks Related to Our Securities

Ø	There can be no assurance that an active and liquid trading market for our common stock will continue or that we will be able to continue to comply with Nasdaq’s continued listing standards;

Ø	If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, our common stock could be delisted from Nasdaq;

Ø	The sale of substantial shares of our common stock may depress our stock price;

Ø	We may need additional capital, and the sale of additional shares of common stock or other equity securities could result in additional dilution to our stockholders;

Ø	We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock;

Ø	Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders;

Ø	Our bylaws, as amended, designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees; and

Ø	Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against an officer or director.

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

Our iSpecimen Marketplace platform has compiled de-identified healthcare data provided by our healthcare supply partners’ approximately 19 million patient records, 105 million clinical specimen records, 1.4 million banked specimen records, and 1.2 million medical conditions as of December 31, 2025 — to allow researchers to easily search for and select research subjects, specimens, and associated data they need to drive their research program. It then orchestrates and manages the biospecimen procurement workflows of both researchers and suppliers to bring efficiency to the entire buying process. Through the iSpecimen Marketplace, researchers gain instant access to millions of specimens anytime, anywhere, while participating supply organizations gain an opportunity to contribute compliantly to medical research while increasing their revenue and sustainability.

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

As investment allows, we plan to continue to better connect healthcare researchers with our network of suppliers to enable the acquisition of human biospecimens and data to help accelerate research and expand the impact of our iSpecimen Marketplace platform from “inquiry to invoice” through the following key approaches:

Ø	Enhance the customer experience. By working with our prospects and customers to understand their needs, we strive to provide a platform that more easily enables them to specify and find human biospecimens and data that meet the requirements of their research.

Ø	Increase our supplier engagement. By continuing to engage with our supply partners to deliver solutions that make their interactions with us more fulfilling, we become more seamlessly integrated into their workflows and daily operations.

Ø	Improve operational efficiency. By measuring the results of our operational workflows, we endeavor to reduce the friction and manual efforts in our processes and systems.

We continue to prioritize and release updated versions of the iSpecimen Marketplace platform in alignment with these areas and believe that continuing to focus on these approaches will enable us to scale our business model more effectively. As part of this continued platform evolution, iSpecimen continues to explore adjacencies that leverage the platform including a data as a product model.

Our Technology

Technology Components

The legacy iSpecimen Marketplace has been operational for many years as an external-facing platform designed to facilitate search and matching between researchers and suppliers. While it supported the Company’s growth and market presence, its architecture led to increasing operational complexity and fragmentation across commercial, data, and fulfillment processes. Recently, the Company made a strategic investment in a new technology platform built on its SalesStack solution to modernize the legacy system.

This new system introduces a cloud-native, next-generation architecture, providing a more secure, scalable, and efficient foundation for the Marketplace. Key improvements include the adoption of Infrastructure-as-Code which enables automated, consistent, and more secure infrastructure deployment. In addition, the platform establishes unified storage and workflow management, centralizing code and services to reduce silos, improve maintainability, and lower technical debt. The new architecture also creates a future-ready foundation with streamlined deployment capabilities, automated security controls, and seamless integration across major cloud environments, including AWS, GCP, and Azure.

Building the Marketplace on SalesStack is an important step in unifying the Company’s commercial, operational, and data capabilities within a single, integrated system. This approach improves coordination across customer acquisition, order fulfillment, supplier engagement, and compliance management, enabling greater operational efficiency and scalability.

The Company has successfully transitioned its core capabilities—including workflow management, data infrastructure, and administrative, compliance, and reporting functions—from the legacy platform into the new system. These components now provide a more streamlined and integrated environment for managing customer demand, supplier engagement, regulatory requirements, and operational reporting.

The next phase of development focuses on migrating and integrating specimen and patient data into the new platform to further enable and enhance search capabilities. Once completed, this will allow for more effective matching between researcher needs and available supply, strengthening the overall functionality of the Marketplace.

The Company continues to invest in advancing its technology to improve engagement across researchers and suppliers, drive operational efficiencies, and increase liquidity within the Marketplace. The modernized platform establishes a scalable and flexible foundation that supports both current operational needs and future innovation.

Ø	Search. The iSpecimen Marketplace enables researchers to identify and procure subjects, specimens, and associated data as part of an integrated, end-to-end platform.

The iSpecimen Marketplace enables researchers to identify and procure subjects, specimens, and associated data as part of an integrated, end-to-end platform.

Researchers can define subject and sample criteria within the Marketplace and access information derived from medical records across iSpecimen’s healthcare provider network. This supports the creation of customized patient and specimen cohorts aligned with specific study requirements. Users can review available options, refine their criteria, and select specimens that meet their needs, or submit requests for iSpecimen to source specimens and data that are not immediately available.

In addition to current availability, the platform provides visibility into expected specimen availability based on historical data trends. These insights help researchers assess feasibility, plan studies, and make more informed budgeting decisions.

Rather than functioning solely as a directory or referral tool, the Marketplace integrates discovery, selection, and procurement into a unified workflow. Researchers can identify relevant specimens, initiate requests, and move efficiently toward fulfillment within a single system.

By combining data-driven insights with streamlined workflows and intuitive user experiences, the Marketplace supports efficient collaboration between researchers and suppliers while enabling scalable biospecimen procurement.

Ø	Workflow. Our workflow engine supports the unique bioprocurement workflows of our suppliers, customers, and internal iSpecimen operations users. For our suppliers, our ability to easily integrate into their environments and automate key parts of their bioprocurement workflow enables us to maintain a level of engagement and responsiveness necessary to successfully deliver on specimen requests from our research customers. We make it easy for suppliers to list their specimens in our iSpecimen Marketplace by receiving their data in the most commonly used data transmission formats for healthcare data, such as HL7 feeds (a healthcare data interchange standard), JSON files (a standard data interchange format), and CSV files (a comma separated values file used for tabular data), and then by harmonizing this data into standard terminology sets that allows their specimens to be searchable by our research customers. We provide these onboarding services at no charge to our supply partners. Additionally, our marketplace technology enables suppliers to track and manage all their specimen requests from feasibility assessment through the ordering and fulfillment process in a single web application, thereby streamlining their bioprocurement workflow. Because the work that we do with our suppliers is often a secondary concern to their primary mission of providing patient care, we believe that seamlessly integrating into their workflow is critical to its use and ongoing success.

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

Finally, the Marketplace technology acts as the command and control center for internal iSpecimen operations users and allows them to easily federate and manage the sourcing of specimens and data for all requested projects across a large and growing supply chain. The technology tracks and manages requests for specimens from inquiry-to-invoice and provides a single place for internal users to manage all specimen requests, orders, shipments, and data. Additionally, because our technology easily scales to support a growing supply network and customer base, we have satisfied projects of all types and sizes — from small specimen requests to projects with more than a thousand samples from specific patient cohorts. As of December 31, 2025, we had delivered more than 218,000 specimens in support of more than 3,500 unique projects since inception.

Ø	Data. We power search and orchestrate the procurement workflow through our ability to acquire, ingest, generate, and use big data from our healthcare provider partners. Working with a global, centralized set of healthcare providers, we receive this data in a variety of different formats and quality levels. We de-identify, normalize, and harmonize our supplier network’s data for usage in our iSpecimen Marketplace, ensuring the highest level of patient privacy and compliance with HIPAA (as defined below) and all other applicable regulations that govern the research use of patient specimens and data. As of December 31, 2025, the iSpecimen Marketplace had ingested and harmonized data on approximately 19 million patients, 105 million clinical specimens, 1.4 million banked specimens, and 1.2 million medical conditions.

In addition, our platform gathers usage data that enables us to granularly understand supply and demand as well as provide value-added insights to our business partners. For example, our biobanking partners often have access to more samples than they can economically store.

Understanding which samples are likely to be the most useful to researchers helps guide the biobanks’ operational practices to optimize their supply chain (for example, providing them with information on the medical conditions and specimen types that are in highest demand can help guide their collection practices). Our ability to deliver relevant insights further increases the engagement with our platform and positions us as a valuable partner. Additional inventory and capabilities data collected in the year ended December 31, 2024 as part of our data initiatives has dramatically reduced, or entirely eliminated the need to perform a feasibility assessment, increasing conversion rates and decreasing sales and fulfillment time leading to increased revenue.

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

Ø	Administrative, Compliance, and Reporting. Administrative, compliance, and reporting functions are critical components to enable users to properly evaluate and manage the bioprocurement process. Our administrative capabilities include functions such as user management to assign users and roles and password management to ensure passwords are updated regularly, among other capabilities. Compliance management includes manual and technology-based processes that allow iSpecimen to track and manage unique regulatory and legal requirements across customers and suppliers (such as consent requirements versus consents granted, required specimen and data uses versus allowable specimen and data uses, resale or distribution requirements versus resale or distribution rights) to make sure that customer requirements and supplier requirements match before transferring specimens and data. Additionally, we conduct regular audits of supply sites capabilities and confirm that supply sites have IRB (or equivalent) protocols in place where required by law. Our reporting tools turn operational data into useful information by enabling users to view operational data in tables and other visualizations. Together, they help manage and streamline administrative, compliance, and reporting functions.

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

Currently, we provide access to the following types of human biospecimens from healthy and diseased-state subjects:

Ø	Biofluids — such as whole blood, plasma, serum, urine, saliva, sputum, nasopharyngeal material, and cerebral spinal fluid;

Ø	Solid tissue — such as fresh, fixed, and cryopreserved tissue; and formalin-fixed paraffin embedded blocks, slides, and curls; and

Ø	Hematopoietic stem and immune cells — such as bone marrow, cord blood, whole blood, or sub-components of these tissues such as peripheral blood mononuclear cells (including normal or mobilized leukapheresis collections) and other isolated cell types (CD34+,T cells, NK cells, B cells, and monocytes).

For each of the biospecimen types, we offer:

Ø	Remnant specimens — specimens collected originally for clinical testing purposes but are no longer needed for clinical care of that patient. These samples typically are sourced from clinical laboratories and pathology laboratories prior to their disposal; and

Ø	Research use only specimens — specimens collected specifically for research via a direct intervention with a research subject, under a protocol that has been reviewed and approved by an ethics committee such as an IRB and with such research subject’s consent. These samples are typically sourced at healthcare providers or commercial partners that are a part of our supply network.

The cross product of all these categories (i.e. remnant or research use only and biofluids, tissues, or hematopoietic stem or immune cells) describes the product types we use to track and manage the business. These groupings include:

Ø	Remnant biofluids — These leftover clinical samples are procured from our clinical lab partners and are typically available days after specimen collection. They are generally priced to the researcher per specimen, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 23% and 11% of our revenue in 2025 and 2024, respectively.

Ø	Remnant tissue — These leftover anatomic pathology samples are procured from our pathology lab partners and typically are available years after they were first collected for clinical care. They are generally priced depending upon specimen type, rarity, and requested data.

Ø	Remnant hematopoietic stem and immune cells — Remnant hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their viable cellular components, that are left over from a clinical testing process. These samples may be obtained from clinical and anatomic pathology labs.

Ø	Next generation sequenced (“NGS”) tissues – NGS tissues include various cancer types that have been fully DNA/RNA sequenced to identify specific biomarkers of interest. The tissues screened are tumor only FFPE specimens. Results are analyzed and paired with clinical annotation to create a robust data package that has some utility even without the need for the specimen itself. Tissues used for the program are a combination of remnant waiver of consent tissue blocks along with RUO fully consented blocks.

Ø	Research use only biofluids — Research use only biofluids are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. They are generally priced to the researcher per collection, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 56% and 49% of our revenue in 2025 and 2024, respectively.

Ø	Research use only tissue — Research use only tissues are collected directly from subjects, with their consent, and under an IRB (or equivalent) protocol. They are typically collected during a clinically required surgical procedure. We obtain these specimens from our biorepository partners, anatomic pathology laboratories, or clinical research centers that have relationships with surgical facilities. These samples are priced to the researcher per sample, depending upon specimen type, rarity, and requested data. These specimens contributed to approximately 18% and 39% of our revenue in 2025 and 2024, respectively.

Ø	Research use only hematopoietic stem and immune cells — Research use only hematopoietic stem and immune cells includes bone marrow, cord blood, whole blood, or their cellular components, which are collected from subjects with their consent and under an IRB (or equivalent) protocol. Some of the aforementioned products are collected from healthy subjects or diagnosed (diseased) subjects and may be offered to researchers in fresh or cryopreserved format. They are picked from banked inventory maintained by our supply site partners. The collection of these samples may require subjects to undergo apheresis procedures, bone marrow extraction procedures, and/or hematopoietic stem cell (HSC) mobilization therapies. These products are generally priced to the researcher per collection depending upon collection type, specimen type, rarity (subject phenotype or attributes selected), required procedures, and requested data. Research use only hematopoietic stem and immune cells were a relatively new product to us in 2019. These specimens accounted for approximately 3% and 1% of our revenue in 2025 and 2024, respectively.

For each of these product types, biospecimens may already exist in laboratory archives or banked in our network of biorepositories (“banked”) or may be collected in the future from our network of healthcare providers and commercial specimen providers (“Remnants”) ..

Our Supply Partners

Critical to the success of the iSpecimen Marketplace is the network of healthcare providers who make their patients, samples, and data available to researchers. This supply network was built over a ten-year period and as of December 31, 2025, our supply network consisted of approximately 73 unique healthcare organizations and biospecimen providers under agreement, including healthcare systems, community hospitals, clinics, private practice groups, commercial laboratories, blood centers, commercial biobanks, clinical research sites, and cadaveric donation centers.

Our suppliers are located in fourteen (14) countries across the Americas, Europe, and Asia and our cost of revenue for the years ended December 31, 2025 and 2024, break out as follows geographically:

	December 31,
	2025	2024
Americas	68.92%	66.19%
Europe, Middle East and Africa	31.25%	27.24%
Asia Pacific	(0.17)%[1]	6.57%

1	includes supplier credits received during the year

There was one supplier that accounted for 12.0% of our total cost of revenue during the year ended December 31, 2025. There was one supplier that accounted for 11.3% of our total cost of revenue during the year ended December 31, 2024.

Each supplier organization may give us access to one or more of the following environments within their organization where specimens may be obtained:

Ø	Clinical labs — This environment provides access to remnant biofluids and is typically found in hospitals, commercial laboratories, clinics, and private practice groups. As of December 31, 2025, approximately 12 of our healthcare supply sites provided us with access to remnant biofluids originating in clinical labs;

Ø	Pathology labs — This environment provides access to remnant tissue and remnant hematopoietic stem and immune cells and typically exists within hospitals or commercial laboratories. As of December 31, 2025, approximately one (1) of our healthcare supply sites provided us with access to remnant tissue or cells originating in pathology labs;

Ø	Biorepositories — These organizations typically reside within larger healthcare systems or commercial organizations. Generally, they collect and store specimens for unspecified future research purposes. As of December 31, 2025, approximately 16 of our supply sites provided us with access to specimens stored in biorepositories;

Ø	Blood donor centers — These organizations typically collect large volumes of blood and derivatives for therapeutic or research purposes. They own and operate donor centers and may manufacture broad selection of isolated cell types (fresh or cryopreserved) from consented donors for research use. As of December 31, 2025, two (2) of our supply sites provided us with access to large volume blood products;

Ø	Cadaveric donation centers — These organizations receive whole cadavers and provide access to cadaveric tissues, biofluids, and stem cells, specifically for research purposes. As of December 31, 2025, one (1) of our supply sites provided us with cadaveric tissues and biofluids; and

Ø	Clinical research centers and service providers — These organizations may reside within healthcare facilities such as hospitals or clinics, or operate as standalone entities. They provide access to patients for research programs and may support study-related activities. Patients may be approached and consented during routine healthcare encounters or may be scheduled to participate specifically in research projects. As of December 31, 2025, approximately 41 of our healthcare supply sites operate within networks that enable direct patient access.

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

Our Customers

Our customer base is primarily comprised of three main segments: biopharmaceutical companies, in vitro diagnostic companies, and government/academic institutions. As of December 31, 2025, we had distributed our specimens to approximately 776 customers, such as the Centers for Disease Control and Prevention. Since entering the regenerative medicine market late 2019, we have acquired 33 customers representing 0.7% of our total revenue both in 2025 and in 2024.

From our inception through December 31, 2025, we had distributed more than 218,000 specimens to 23 countries and our geographical revenues distribution for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Americas	94.74%	85.13%
Europe, Middle East and Africa	2.88%	12.71%
Asia Pacific	2.38%	2.16%

During the year ended December 31, 2025, there was one customer that accounted for approximately 20% of our total revenue generated. During the year ended December 31, 2024, there was one customer that accounted for approximately 29% of our total revenue generated. We continuously engage with all customers when we receive inbound requests from them, whether they are within or outside of the Americas. Year-over-year, our top customers have been different because their specimen needs tend to be project-based and depending upon where they are in their research and development cycle, they may not need large numbers of specimens each year. During the year, our customer retention rates are moderate, with 12 of our top 25 customers (48%) in the year ended December 31, 2024 also procuring specimens in the year ended December 31, 2025.

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

Our Competitors

We compete with a highly fragmented landscape of organizations who have access to human biospecimens. The competitive organizations, including:

Ø	Healthcare providers, who may offer access to clinical laboratory specimens, pathology laboratory specimens, biorepository specimens, or patients directly for research;

Ø	Commercial biobanks, who purchase and maintain inventories of specimens from healthcare providers in anticipation of future requests from researchers. Some of these organizations offer online catalogs that can be searched for specimens within their own biobanks;

Ø	Specimen brokers, who act as a middleman between healthcare providers and researchers on a transaction-by- transaction basis;

Ø	Commercial specimen providers who operate their own donor centers, specimen procurement groups, and cell manufacturing facilities. Some of these organizations offer online catalogs that can be searched for specimens within their own biobanks; and

Ø	Research services marketplaces that provide access to a list of biospecimen providers but not a list of available biospecimens. These organizations allow a researcher to fill out a specimen request form online which then gets distributed to the biospecimen providers in their marketplace. They do not support searches for precise specimens in the services marketplace.

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

Regulations

iSpecimen works with the healthcare industry and with clinical researchers, both highly regulated environments in the United States and other countries. Government departments and agencies, at the federal, state, and local levels have regulations related to research activities that involve human subject research as well as regulations about the collection, storage, and dissemination of personal and healthcare data related to individuals. To support compliance with regulations, we have both internal personnel and external resources who provide us with expertise in various areas of compliance..

The following is a general overview of the major laws and regulations pertaining to our business in the United States:

Ø	45 CFR Part 46 — Federal Policy for the Protection of Human Subjects

Ø	HIPAA and 45 CFR Parts 160, 162, and 164 — HIPAA Privacy Rule, Security Rule, and Breach Notification Rule

Ø	21 CFR Part 11 — Food and Drug Regulations — Electronic Records, Electronic Signatures

Ø	21 CFR Part 50 — FDA Regulations — Protection of Human Subjects

Ø	21 CFR Part 56 — FDA Regulations — Institutional Review Boards

Ø	Other Information Laws and Regulations

Ø	Other Applicable Laws

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

iSpecimen is not the study sponsor (i.e., research use only specimens are collected at participating healthcare providers under their own IRB-approved protocols), we audit the site before we start procuring specimens to ensure that appropriate IRB approvals are in place.

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

Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, all as implemented by 45 CFR Part 160, 162 and 164 (collectively, “HIPAA”).

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

The vast majority of the specimens used by our customers are for projects that do not require 21 CFR Part 11 compliance, and our customers are responsible for determining whether they require Part 11-compliant data for the particular use. For specimens that are collected with informed consent, we audit informed consent differently for supply sites that use their own IRB or ethics committee. In the event we are required to contact a client about a shipped specimen that is not supported by informed consent, which had not happened as of December 31, 2025, the client would then determine whether it could use the specimen without informed consent. The failure of our Company or our supply sites to comply with international, federal, state, and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions which could have a material adverse effect on our business.

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

iSpecimen does not directly conduct human subject research requiring IRB oversight and does not maintain a centralized IRB-reviewed protocol. Instead, supply sites are responsible for obtaining and maintaining IRB approval, where applicable, under their own protocols and in compliance with relevant regulatory requirements.

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

Ø	Occupational Safety and Health regulations and requirements;

Ø	Centers for Disease Control Import Permit Program rules related to biological agents;

Ø	Shipping rules such as IATA Dangerous Goods regulations;

Ø	State and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

Ø	Export laws such as the U.S. Department of Commerce’s Bureau of Industry and Security Export Administration Regulations, U.S. State Department’s Directorate of Defense Trade Controls, and the U.S. Department of the Treasury’s Office of Foreign Assets Control in export licensing;

Ø	Import laws such as the Customs and Border Protection Trade Act of 2002 and the Customs Modernization Act;

Ø	The federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs;

Ø	Federal, state, and local tax and tariff rules;

Ø	Other laws and regulations administered by the FDA;

Ø	Other laws and regulations administered by HHS;

Ø	State and local laws and regulations governing human subject research and clinical trials; and

Ø	Other laws and regulations of which we are unaware.

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

Employees

As of December 31, 2025, we had seven (7) employees, one (1) of whom was engaged in sales and marketing activities, four (4) of whom were engaged in operations and fulfillment activities, one (1) of whom was engaged in supply development and management activities, and one (1) of whom is the CEO of the Company. Our employees are primarily located in Woburn, Massachusetts with three (3) remote sales, marketing, and supply development personnel located elsewhere in the U.S.

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

We were founded in 2009 and completed our first commercial sale in 2012. We did not start generating revenues until 2016. We are not profitable and have incurred losses in each period since our inception in 2009. For the years ended December 31, 2025 and 2024, we reported net losses of $10,487,532 and $12,497,805, respectively. We had an accumulated deficit of $82,350,149 as of December 31, 2025.

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

Our audited financial statements included in this Annual Report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. We have suffered recurring net losses and accumulated deficits as of December 31, 2025. These conditions raise substantial doubts about our ability to continue as a going concern. Our plan for continuing as a going concern includes improving our profitability and obtaining additional financing, including public and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

During the year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate this material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

We believe the measures described above should address the material weakness identified and strengthen our internal control over financial reporting. These measures are expected to result in future costs for us. While we continue the process to implement our plan to remediate the material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations for the year ended December 31, 2025, any of which could diminish investor confidence in us and cause a decline in our stock price.

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

Our revenue trend is not predictive and our ability to accurately forecast future results is limited and is impacted by a number of factors, including:

Ø	Our revenue is transactional and not recurring. Researchers pay us to provide specimens when they have a need for specimens. We do not currently charge our customer or supply chain for access to the iSpecimen Marketplace;

Ø	Our revenue is significantly concentrated and varies by customer year-over-year. There was one customer that accounted for approximately 20% of our revenue in 2025. In 2024, there was one customer that represented approximately 29% of our revenue;

Ø	Researcher needs may change over the lifetime of a project, based on the stage of the project. A research customer in one time period may not have a need for specimens again in the next;

Ø	Research projects get terminated or suspended for a variety of reasons, including funding issues or unexpected results. Any termination or suspension of a project may cause a corresponding cancellation or delay in purchase orders we have received for specimens; and

Ø	Suppliers may not accurately estimate how long it will take them to fulfill specimen requests, making it more difficult to accurately forecast when we will recognize revenue on these specimen requests.

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

Our growth strategy involves a number of risks and uncertainties, including:

Ø	We may not successfully enter into contracts with healthcare providers to gain access to specimens, subjects, and data on terms favorable to us or at all. This can limit our ability to grow in existing lines of business and expand into new lines of business;

Ø	We may not obtain new customers or may lose existing customers if we cannot offer products and services that they need on a timely basis or at all;

Ø	We may fail in the development of our technology and it may not adequately keep pace to support an expansion of our existing line of business or our entry into new lines of businesses;

Ø	The market adoption rate of our marketplace technology may be too slow, and we may fail to get our customers and suppliers to transact for products and services using our technology;

Ø	We may fail to continue to expand outside of the United States, especially if we are required to comply with laws and regulations that differ from geographies in which we currently operate;

Ø	We may fail to gain market acceptance for new products or services; and/or

Ø	We may lose to competitors, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the biospecimen industry, which may increase our costs to pursue opportunities.

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

We operate internationally and expect to expand internationally. For example, we procure specimens from sites outside of the United States and we also distribute samples to organizations located around the world. As of December 31, 2025, we had customers in 5 countries and supply sites in 8 countries, International expansion exposes us to additional risks, including:

Ø	changes in local political, economic, social, and labor conditions, which may adversely affect our business;

Ø	risks associated with trade restrictions and foreign import requirements, including the importation and exportation of our solutions, as well as changes in trade, tariffs, restrictions or requirements;

Ø	heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies;

Ø	fluctuations in currency exchange rates, which may make doing business with us less appealing as our contracts are generally denominated in U.S. dollars;

Ø	greater difficulty in enforcing contracts;

Ø	lack of brand awareness that can make commercializing our products more difficult and expensive;

Ø	management communication and integration problems resulting from cultural differences and geographic dispersion;

Ø	the uncertainty and limitation of protection for intellectual property rights in some countries;

Ø	increased financial accounting and reporting burdens and complexities as a result of being a public company;

Ø	lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or partners;

Ø	potentially different pricing environments, longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

Ø	uncertainty regarding liability for products and services, including uncertainty as a result of local laws and lack of legal precedent;

Ø	different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions;

Ø	compliance with complex foreign and U.S. laws and regulations applicable to international operations may increase the cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy requirements, research ethics and compliance laws, anti-corruption laws, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results; and

Ø	instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease, including without limitation, the war between Russia and Ukraine which started in February 2022, regions from which we obtain specimen supplies.

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

Our iSpecimen Marketplace technology consists of four major functional areas: data ingestion and harmonization, search, workflow management, and administration, compliance and reporting. Each of these functional areas need continual development to both enable our current business to scale and to enable us to enter new markets. As financial resources become available, our intention is to focus most of our engineering resources on the development of the iSpecimen Marketplace platform for the foreseeable future. In fiscal year 2025, we incurred $2,159,815 in technology expenses, and capitalized $1,000,000 for software under development. While we have spent a significant amount of time and resources on the development of this platform, we cannot provide any assurances of our iSpecimen Marketplace’s short or long-term success or growth and there is no assurance that the resources being allocated for the platform will be sufficient to complete planned additional capabilities, or that such completion will result in significant revenues or profit for us. If our customers or suppliers do not perceive this platform to be of high value and quality, we may not be able to retain them or acquire new customers or suppliers.

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

Overall customer demand could change for many reasons outside of our control, reducing demand or making it more difficult to match up to our supply chain’s capabilities. These reasons include:

Ø	general economic downturn that impacts the research and development budgets of biopharma;

Ø	changes in the disease landscape, like COVID-19, that affect the types of products and services needed;

Ø	changes in drugs and therapies and the desire to study subjects on these drugs and therapies;

Ø	changes in diagnostic tests performed (like genomic sequencing) that drive the need for subjects and samples with these new or novel test results;

Ø	changes in data requirements, such as the need to know specific outcomes data;

Ø	overall changes in biomarker research, such as emerging liquid biopsy or cell therapy research, that drives the need for different products and services;

Ø	leadership changes within our customers resulting in loss of sponsorship;

Ø	new (alternative) products introduced by competitors and/or developed by customers, which may have potential to reduce or replace the need for certain types of biospecimens that we provide;

Ø	competitive forces, which make it easier for customers to find products and services elsewhere; and/or

Ø	cancellation or delay of research programs, due to funding issues or preliminary research result issues.

If we fail to address these factors in a timely manner or at all, our financial results could be adversely affected.

Additionally, overall customer demand could decrease if we fail to:

Ø	provide high quality products and services;

Ø	provide products and services at a competitive price;

Ø	deliver products and services in a reasonable amount of time;

Ø	offer high levels of customer service;

Ø	offer adjacent services that researchers want to procure along with our existing products and services;

Ø	adequately invest in sales and marketing programs and teams to drive demand or operational support to fulfill requests;

Ø	develop a large and diverse supply network to satisfy demand; or

Ø	provide a technology solution that simplifies the biospecimen procurement process for researchers and specimen providers alike.

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

We have derived, and believe that we may continue to derive, a significant portion of our revenue from a limited number of customers that vary each year. During the year ended December 31, 2025, one customer represented 20% of the Company’s revenues, and during the year ended December 31, 2024, one customer represented 29% of our revenue. We do not have a recurring revenue model and our customers may buy less of our products or services depending on their research and development cycles, internal budget cycles, product and service requirements, and competitive offerings. A major customer in one year may not purchase any of our products or services in another year, which may adversely affect our financial performance.

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

Our contracts with our customers generally allow them to reduce, delay, or cancel the unfulfilled portion of their specimen order with a two-week notice. Customers may reduce, delay, or cancel their unfulfilled orders due to a variety of reasons including they make changes to project requirements and the open request no longer meets their needs; their budgets change or projects get cancelled; they place orders with multiple specimen providers and cancel open orders when they have procured sufficient quantity of samples across all their sources; or we are unable to fulfill the entire order before the project deadline. For orders received in 2025 and 2024, we fulfilled approximately 77% and 69%, respectively, of the total value of these orders. These percentages do not take into consideration long term or open- ended projects that are not intended to be completely fulfilled at year end. Our business, financial condition, results of operations and cash flows may be materially and adversely impacted by the reduction, delay or cancellation of orders.

We have entered into contracts with U.S. government agencies and contractors which subjects us to federal contract and audit risks.

We entered into contracts with U.S. government agencies and contractors, representing approximately 0.95% and 0.2% of our total revenue for 2025 and 2024, respectively, that may contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

Ø	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts;

Ø	terminate our existing contracts;

Ø	reduce the scope and value of our existing contracts;

Ø	audit and object to our contract-related costs and fees, including allocated indirect costs; and

Ø	change certain terms and conditions in our contracts.

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

Instead, we rely upon our customers to perform quality checks themselves and offer refunds or replacements for products that do not meet specification. We receive products from supply sites and ship them to our customers. In 2025, the percent of specimens that met specifications was 99% for clinical remnant specimens, 92% for banked research specimens and 99% for custom research collections. In 2024, the percent of specimens that met specifications was 99% for clinical remnant specimens, 89% for banked research specimens and 99% for custom research collections. Percentage of specimens that met specifications increased year over year from 2022 and then again during the year ended December 31, 2025. Following feedback from our customers, we implemented a robust return and exchange program to better meet customer needs. iSpecimen is also terminating contracts with suppliers with lower quality specimens. Any issues with quality from our supply sites can adversely affect our reputation, revenue, and profitability.

Reliance on relatively few supply partners for significant supplies and services could affect our ability to operate and grow.

We have derived, and believe that we may continue to derive, a significant portion of our revenues from products we procure from a limited number of supply sites. For the year ended December 31, 2025, there was one supplier who accounted for 7% of our total cost of revenue and three other suppliers who, together, accounted for an additional 20% of our total cost of revenue. For the year ended December 31, 2024, there was one supplier who accounted for 11% of our total cost of revenue and three other suppliers who, together, accounted for an additional 17% of our total cost of revenue. Any change in the ability of a major supply site to provide us with products and services (such as financial health of the supply site, key leadership, research focus, information technology, competitive demand for specimens from third-parties, pricing structures, contract status and changes in the general economy) may adversely affect our financial performance.

Our supply partners’ inventories may become obsolete, which could have a material adverse effect upon our ability to generate revenue.

During the year ended December 31, 2025, approximately 42% of our revenue was derived from specimens that were procured from our supply partners’ existing sample inventories in their biobanks. These inventories may become obsolete due to changes in regulatory requirements such as a requirement for new consent form disclosures; changes in researcher requirements for the types of specimens, subjects, and data they need for their studies; and/or general degradation in the quality of stored specimens. Any change in regulations, researcher needs, or specimen quality could render our supply partners’ inventories obsolete and may adversely affect our financial performance.

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

As of December 31, 2025 and 2024, the Company’s supply sites in Russia that had not been under sanctions were now accessible and the Company’s supply sites in Ukraine had mostly reopened. However, due to the uncertainty caused by the ongoing war, Ukraine suppliers may again become inaccessible to the Company. Therefore, as long as the uncertainty continues, the Company does not use them as sole specimen sources at a purchase order level. Alternate suppliers do not have the same favorable unit economics or specimen collection rates. The short and long-term implications of the war are difficult to predict at this time. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business and the businesses of the Company’s supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on the Company’s business and the companies from which the Company obtains supplies and distributes specimens.

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

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $72.6 million for federal income tax purposes of which approximately $13 million expires at various periods through 2037 and approximately $59.6 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

Ø	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with covenants contained in our debt instruments, including the Purchase Agreement, which would likely result in (1) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, and/or (2) our inability to borrow under other financing arrangements, even if we are current in payments on borrowings under those arrangements;

Ø	our debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;

Ø	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and

Ø	we may not be able to refinance maturing debts.

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

In addition to the above-described laws and regulations, there are many other federal, state and international laws and regulations applicable to iSpecimen. The following list contains some of the other laws and regulations that could directly or indirectly affect our ability to operate the business:

Ø	Occupational Safety and Health regulations and requirements;

Ø	Centers for Disease Control Import Permit Program rules related to biological agents;

Ø	Shipping rules such as IATA Dangerous Goods regulations;

Ø	State and local laws and regulations for the disposal and handling of medical waste and biohazardous material;

Ø	Export laws such as the U.S. Department of Commerce’s Bureau of Industry and Security Export Administration Regulations, U.S. State Department’s Directorate of Defense Trade Controls, and the U.S. Department of the Treasury’s Office of Foreign Assets Control in export licensing;

Ø	Import laws such as the Customs and Border Protection Trade Act of 2002 and the Customs Modernization Act;

Ø	The federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs;

Ø	Federal, state, and local tax and tariff rules;

Ø	Other laws and regulations administered by the FDA;

Ø	Other laws and regulations administered by HHS; and

Ø	State and local laws and regulations governing human subject research and clinical trials.

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

We are not in compliance with Nasdaq’s minimum bid price requirement, and our common stock may be delisted if we fail to regain compliance.

On November 19, 2025, we received notice from Nasdaq that the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days, resulting in non-compliance with Nasdaq Listing Rule 5550(a)(2). We have until May 18, 2026 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (or such longer period as required by Nasdaq). If we do not regain compliance by that date, we may be eligible for an additional 180-day compliance period, subject to meeting other listing requirements and notifying Nasdaq of our intent to cure the deficiency, which may include a reverse stock split.

There can be no assurance that we will regain compliance within the applicable period(s). If we fail to do so, our common stock may be delisted. A delisting could materially and adversely affect the liquidity and market price of our common stock, reduce investor interest and analyst coverage, and impair our ability to raise capital. If delisted, our common stock may trade on an over-the-counter market, which is generally characterized by lower liquidity and greater volatility. We intend to monitor our stock price and evaluate options to regain compliance; however, there can be no assurance that any such actions will be successful.

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

As of December 31, 2025, we had 8,478,597 shares of common stock outstanding; outstanding stock options to purchase 2,901 shares of common stock at an average price of $6.93 per share; outstanding restricted stock units of 25 shares issuable upon vesting at an average price of $97.20; outstanding warrants to purchase 1,297,574 shares of common stock at an average price of $1.89 per share. Additionally, the number of shares of common stock that are outstanding after our IPO also includes up to an aggregate of 65,625 shares of common stock underlying the warrants to be offered and sold by the selling stockholders of the Company, all of which were subsequently repurchased by us on February 13, 2024, and are no longer outstanding. We have reserved 93,475 shares to issue stock options, restricted stock or other awards under our 2021 Stock Incentive Plan (as defined below). Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2025, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively controlled approximately 0.00% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, impeding a merger, consolidation or other business combination transaction involving us and discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our stock price may be volatile.

Our share price has been volatile in the past and may continue to be so in the future. Since our IPO, our common stock has traded at prices ranging from $0.26 to $579.60, adjusted for the Reverse Stock Split based on a ratio of 1-for-20 as if it had occurred at the beginning of the earliest period presented. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for such shares. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various risk factors, including the following:

Ø	changes in our industry;

Ø	ability to enhance our platform or to add new functionality;

Ø	regulatory changes;

Ø	competitive pricing or other pressures;

Ø	failures of our suppliers to deliver product on time;

Ø	loss of supply partners;

Ø	additions or departures of key personnel;

Ø	sales of our common stock;

Ø	our ability to execute our business plan;

Ø	operating results that fall below expectations;

Ø	loss of any strategic relationship including customers, suppliers and channel partners; and/or

Ø	economic and other external factors.

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

Cybersecurity Governance

The Risk Management Committee meets on an annual basis to review the currently identified risks to the business and how they are being managed, identify and assess any new material risks, and recommend any changes to our risk management positions. The Risk Management Committee includes the Chief Executive Officer, and other members of our senior leadership team. The risks considered include those associated with the use of third-party service providers. For an expanded view of the risks regarding a cybersecurity incident, please see “If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our platforms, our platforms and applications may be perceived as not being secure, customers and suppliers may curtail or stop using our services, and we may incur significant legal and financial exposure” under the “Risk Factors” section of this Annual Report.

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

Focus Technology Solutions, Inc. v. iSpecimen,; Suffolk (MA) Superior Court

On December 9, 2024, Focus Technologies, Inc. (“Focus”) filed a complaint against the Company in the Superior Court of Suffolk County, Massachusetts, alleging non-payment under agreements dated July 29, 2022, related to the provision of information technology services. Focus is seeking approximately $489,572 in damages, plus interest and attorneys’ fees. Following the filing, Focus disabled the Company’s web-based commerce platform on January 24, 2025, resulting in a shutdown of the iSpecimen Marketplace from January 25, 2025, through February 12, 2025, which was not fully resolved until early March 2025.

To restore service, the parties entered into a settlement agreement on February 11, 2025 (the “Settlement Agreement”), under which the Company agreed to pay $500,000 in nine monthly installments in exchange for the restoration of its platform. The Company made an initial payment of $50,000 on February 12, 2025, however, Focus failed to fully restore the platform, requiring the Company to engage a third-party developer to complete the work in early March 2025. On February 28, 2025, the Company notified Focus that it was in breach of the Settlement Agreement and has since withheld further payments thereunder.

Focus amended its complaint to enforce the Settlement Agreement and obtained an order for pre-judgment security in the amount of $420,000, to be funded by 15% of “revenue.” This order was clarified on December 17, 2025 to require only 15% of “net revenue,” with the result only $13,000 has been deposited in escrow to date. The Company has asserted counterclaims against Focus for consequential damages arising from theFebruary 2025 service disruption and failure to perform under the agreements. On September 3, 2025, Focus reduced their global settlement demand to $100,000, and on September 9, 2025, the Company increased their offer to $30,000, which figure was rejected by Focus. The case remains in the discovery phase, and no trial date has been set.

While the outcome of this matter cannot be predicted with certainty, the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, or results of operations at this time.

Azenta US, Inc. v. iSpecimen, Inc.; Suffolk (MA) Superior Court

On or around January 15, 2025, Azenta initiated a claim against the Company for $651,262 arising from an alleged breach of contract, and unjust enrichment. Azenta provided sequencing services in 2023 as part of an initiative for which a market was never realized by the Company. The Company believes that it has valid defenses to Azenta’s claims. Discovery has closed in this case, and the Company expects Azenta to move for summary judgment, which the Company will defend vigorously. As of current, the Company has made an offer of $125,000 to settle this case, but no response has been received from Azenta.

Krisbio, LLC v. iSpecimen, Inc.

On or about September 23, 2025 the Company was served with a Summons and Complaint in the matter of Krisbio, LLC v. iSpecimen, Inc. 1:25-CV-12409-JCB in the U.S. District Court for the District of Massachusetts seeking collection of $266,380, alleging breach of contract and other quasi-contractual claims relating to a purported “Participation Agreement” dated July 20, 2021, and subsequent agreements for payments for goods and services under said Participation Agreement. The Company has answered the Complaint, and Initial disclosures have been filed by the parties, but formal discovery has not yet begun.

Ellenoff Grossman & Schole, LLP v. iSpecimen, Inc.; New York County Supreme Court

On or around November 14, 2024, EGS initiated a claim against the Company for $425,684 arising from a breach of contract, and compensation on a quantum meruit basis amongst other things. The Company believes that EGS’ claims are without legal or factual basis, and intends to vigorously defend these claims.

Subsequent to year ended December 31, 2025, the Company settled this legal matter and the parties agreed to a $200,000 settlement pursuant to a settlement agreement executed on February 15, 2026 (Note 14).

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “ISPC.” Trading commenced on the Nasdaq on June 17, 2021.

Holders

On April 1, 2026, there were 68 holders of record of our common stock.

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

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $25,634 as of December 31, 2025 due to certain customers either lack liquidity or have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in fiscal year 2025 to mitigate the risk to future collectability of receivables.

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

As of December 31, 2025, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Annual Report. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

During the year ended December 31, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reduction in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 25% during the year ended December 31, 2025 when compared to year ended December 31, 2024.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024 and 2025, as evidenced by increased conversion ratios of quotes to purchase orders of 44%. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2025 when compared to 2024 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the years ended December 31, 2025 and 2024, we capitalized approximately $Nil and $653,000, respectively, of internally developed software costs and $1,000,000 and $Nil, respectively, of software under development. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

We have shifted our focus from high volume to high value suppliers that meet our newly defined costs, quality and speed requirements. We established business criteria that focus on supplier capabilities and revenue growth strategies as well as technology criteria for integrating onto our iSpecimen Marketplace platform and participating with us. In the year ended December 31, 2024, we terminated 180 supplier agreements and are in the final stages of what we call our “supplier network refresh project”. This has resulted in fewer key suppliers, supported by our lean workforce and processes more effectively. We have been reengaging our suppliers in more meaningful manner which assisted us in the implementation of our next day quote system. We now have a key supplier program whereby we proactively engage with the suppliers to promote our business through marketing campaigns and supplier organizations’ offerings.

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

Financial Operations Overview and Analysis for the Years Ended December 31, 2025 and 2024

Comparison of the Years Ended December 31, 2025 and 2024

			Change
	2025	2024	Dollars	Percentage
Revenue	$1,928,998	$9,291,115	$(7,362,117)	(79)%
Operating expenses:
Cost of revenue	1,904,888	5,302,712	(3,397,824)	(64)%
Technology	2,159,815	3,530,291	(1,370,476)	(39)%
Sales and marketing	2,295,501	4,945,269	(2,649,768)	(54)%
Supply development	246,979	537,888	(290,909)	(54)%
Fulfillment	827,501	1,635,724	(808,223)	(49)%
General and administrative	3,472,233	6,067,276	(2,595,043)	(43)%
Total operating expenses	10,906,917	22,019,160	(11,112,243)	(50)%
Loss from operations	(8,977,919)	(12,728,045)	(3,750,126)	(29)%
Other (income) expense, net
Interest expense	(1,949)	(173,771)	171,822	99%
Interest income	3,748	44,133	(40,385)	(92)%
Interest and penalties on sales tax liability	(7,969)	(46,303)	38,334	100%
Other income (expense), net	(1,505,443)	406,181)	(1,909,624)	(470)%
Total other income, net	(1,509,613)	230,240	(1,739,853)	(756)%
Net loss	$(10,487,532)	$(12,497,805)	$(2,010,273)	(16)%

Revenue

Revenue decreased by approximately $7,362,000, or 79%, from approximately $9,291,000 for the year ended December 31, 2024 to approximately $1,929,000 for the year ended December 31, 2025. This was primarily due to the decrease of 17,714, or approximately 77%, in specimen count from 23,139 specimens in fiscal 2024 to 5,425 specimens in fiscal 2025. The effect of the decrease in specimen count also caused the average selling price per specimen to decrease by $46, or 11%, from approximately $402 during the year ended December 31, 2024 to $356 during the year ended December 31, 2025. The significant decline in revenue was mainly due to decrease in customers’ orders and procurement during the year ended December 31, 2025.

Cost of Revenue

Cost of revenue decreased by approximately $3,398,000, or 64%, from approximately $5,303,000 for the year ended December 31, 2024 to approximately $1,905,000 for the year ended December 31, 2025 which was attributable to an approximately 64% decrease in the number of specimens delivered for the current year as compared to the accessioned specimens in the prior year, offset by an approximately $47, or 21%, increase in the average cost per specimen.

Technology

Technology expenses decreased by approximately $1,370,000, or 39%, from approximately $3,530,000 for the year ended December 31, 2024 to approximately $2,160,000 for the year ended December 31, 2025. The decrease was related to decrease in amortization expense of internally developed software of approximately $491,000, payroll and related expenses of approximately $887,000 and general operating expenses related to technology expenses of approximately $1,000, which was partially offset by the increase in professional fees of approximately $9,000.

Technology expenditures capitalized as internally developed software costs increased by approximately $347,000, or 53%, from approximately $653,000 for the year ended December 31, 2024 to $1,000,000 for the year ended December 31, 2025 due to installation of a new platform to modernize the Company’s internally developed software, as part of the digital transformation program in 2025 when compared to the reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2025 and 2024.

Sales and Marketing Expenses

Sales and marketing expenses decreased by approximately $2,650,000, or 54%, from approximately $4,945,000 for the year ended December 31, 2024 to approximately $2,296,000 for the year ended December 31, 2025. The decrease was primarily attributable to decrease in payroll and related expenses of approximately $1,713,000, advertising and promotions expense of approximately $296,000 and external marketing expense of approximately $649,000, which was partially offset by the increase in general operating expenses related to sales and marketing of approximately $3,000.

Supply Development

Supply development expenses decreased by approximately $291,000, or 54%, from approximately $538,000 for the year ended December 31, 2024 to approximately $247,000 for the year ended December 31, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $119,000 and payroll and related expenses of approximately $172,000.

Fulfillment

Fulfillment costs decreased by approximately $808,000, or 49%, from approximately $1,636,000 for the year ended December 31, 2024 to approximately $828,000 for the year ended December 31, 2025. The decrease was primarily attributable to a decrease in professional fees of approximately $19,000 and payroll and related expenses of approximately $821,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which was partially offset by the general operating expenses related to fulfillment of approximately $32,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $2,595,000, or 43%, from approximately $6,067,000 for the year ended December 31, 2024 to approximately $3,472,000 for the year ended December 31, 2025. The decrease was attributable to a decrease in compensation costs of approximately $647,000, professional fees of approximately $133,000 and utilities and facilities expenses of approximately $93,000, doubtful account expense of approximately $646,000, taxes and insurance of approximately $388,000 and franchise tax of approximately $310,000, which was partially offset by the increase in general operating expenses of approximately $120,000, amortization of approximately $3,000, and write-off of IDS of approximately $274,000.

Other Income (expense), net

Other income (expense), net, increased by approximately $1,740,000, or 756%, from approximately $1,510,000 other income for the year ended December 31, 2024 to approximately other expense, net of $240,000, for the year ended December 31, 2025. The increase in other income (expense), net, was attributable to a decrease of other income of approximately $1,503,000, decrease in interest and penalties on sales tax liability of approximately $38,000, decrease in interest expense of approximately $172,000, partially offset by a decrease in interest income of approximately $40,000.

Liquidity and Capital Resources

	December 31,	December 31,	Change
	2025	2024	Dollars	Percentage
Balance Sheet Data:
Cash and cash equivalents	$6,880,835	$1,878,408	$5,002,427	266%
Working capital (deficiency)	723,284	(2,182,488)	2,905,772	(133)%
Total assets	9,531,410	9,350,230	181,180	2%
Total stockholders’ equity	$3,088,231	3,311,008	$(222,777)	(7)%

	Years Ended December 31,		Change
	2025	2024	Dollars	Percentage
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(4,240,608)	$(8,263,713)	$4,023,105	(49)%
Net cash flows provided by (used in) investing activities	(1,000,454)	1,979,554	(2,980,008)	(151)%
Net cash flows provided by financing activities	10,243,489	5,818,901	4,424,588	76%
Net increase (decrease) in cash and cash equivalents	$5,002,427	$(465,258)	$5,467,685

Capital Resources

We have recurring losses since inception. As of December 31, 2025, our available cash totaled approximately $6,881,000, which represented an increase of approximately $5,002,000 from approximately $1,878,000, as of December 31, 2024. We had working capital of approximately $723,000, an accumulated deficit of approximately $82,350,000, cash and cash equivalents of approximately $6,881,000 and accounts payable and accrued expenses of approximately $5,982,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the year ended December 31, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reduction in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 25% during the year ended December 31, 2025 when compared to year ended December 31, 2024. While we plan to improve our sales and revenues, we are taking steps to significantly reduce and manage expenditures to improve our financial position and ensure continued funding of operations. However, as certain elements of our operating plan are not within our control, we are unable to assess their probability. In the year ended December 31, 2025, we engaged in raising capital through equity financing as discussed in Note 10.

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

Cash Flows

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was approximately $4,241,000, which consisted of a net loss of approximately $10,488,000 offset by non-cash charges of approximately $4,133,000, which included approximately $1,471,000 related to amortization of internally developed software, approximately $21,000 in stock-based compensation, approximately $60,000 in bad debt expense, approximately $68,000 related to depreciation of property and equipment, approximately $192,000 related to amortization of other intangible assets, approximately $1,871,000 related to write-off of internally developed software, approximately $525,000 related to write-off of other intangible assets which were offset by approximately $75,000 of write-off of accounts payable.

Total changes in assets and liabilities of approximately $2,114,000 were attributable to an approximately $1,336,000 decrease in accounts receivable, an approximately $45,000 increase in inventory, an approximately $194,000 decrease in prepaid expenses, an approximately $59,000 decrease in operating lease right-of-use asset, and an approximately $1,240,000 increase in accounts payable, offset by an approximately $550,000 decrease in accrued expenses, an approximately $43,000 decrease in operating lease liability, and an approximately $168,000 decrease in deferred revenue.

For the year ended December 31, 2024, net cash used in operating activities was approximately $8,264,000, which consisted of a net loss of approximately $12,498,000 offset by non-cash charges of approximately $4,737,000, which included approximately $2,037,000 related to amortization of internally developed software, approximately $250,000 in stock-based compensation, approximately $706,000 in bad debt expense, approximately $66,000 related to depreciation of property and equipment, approximately $700 for loss from sales of available-for-sale securities, approximately $60 for loss on disposal of property and equipment, approximately $327,000 of write-off of internally developed software, an approximately $1,188,000 increase in write-off of accounts receivable-unbilled and approximately $192,000 related to amortization of other intangible assets, which were offset by approximately $29,000 of accretion of discount on available-for-sale securities.

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

Investing Activities

Net cash used in investing activities was approximately $1,000,000 for the year ended December 31, 2025, which consisted of approximately $1,000,000 of capitalization of intangible assets under development and $454 purchase of property and equipment. We intend to continue to use our existing cash to grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

During the year ended December 31, 2024, we invested approximately $653,000 in further developing our iSpecimen Marketplace technology, in comparison to the cash invested during the year ended December 31, 2023 of approximately $3,767,000.

Net cash provided by investing activities was approximately $1,980,000 for the year ended December 31, 2024 consisted of approximately $3,150,000 of proceeds from sale and maturities of available-for-sale securities, which were offset by approximately $461,000 of purchases of available-for-sale securities, approximately $653,000 of capitalization of internally developed software, approximately $25,000 of purchases of leasehold improvements and approximately $32,000 of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $10,243,000 for the year ended December 31, 2025, which consisted of approximately $1,750,000 of proceeds received from the issuance of common stock in connection with the PIPE financing, approximately $4,000,000 of proceeds from issuance of common stock in connection with Securities Purchase Agreement, approximately $5,500,000 of proceeds received from the issuance of Series C convertible preferred stock in connection with PIPE financing, offset by approximately $1,006,000 for the payment of offering costs in connection with the on-going at the market offering.

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

Internally Developed Software

We capitalize certain internal and external costs incurred during the application development stage of internal use software projects until the software is ready for its intended use. Amortization of the asset commences when the software is complete and placed into service and is recorded in operating expenses. We amortize completed internal-use software over its estimated useful life of five years on a straight-line basis. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are classified as technology and expensed to operations as incurred. Costs that do not meet the capitalization criteria are expensed as incurred. We performed an impairment analysis of our internally developed software as of the measurement date of December 31, 2024 and concluded that a small portion the net book value of the asset is not recoverable. During the year ended December 31, 2025, such portion were written off and reduced the net book value estimates by $1,871,000 (2024 - $327,000).

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

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. We have concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, the estimate of expected volatility is primarily based on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have not paid, and do not anticipate paying, cash dividends on shares of our common stock. There were no material changes to our estimates as of December 31, 2025.

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

8 Cabot Road

Woburn, Massachusetts 02420

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iSpecimen, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of iSpecimen, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has a significant accumulated deficit, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company's auditor since 2025.

Las Vegas, Nevada

April 1, 2026

PCAOB ID Number 6797

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,880,835	$1,878,408
Accounts receivable and other receivables, net of allowance for doubtful accounts of $646,067 and $620,433 at December 31, 2025 and 2024, respectively	48,298	1,444,636
Inventory	—	45,110
Prepaid expenses and other current assets	25,457	219,782
Total current assets	6,954,590	3,587,936
Property and equipment, net	25,543	93,563
Internally developed software, net	1,270,017	4,611,954
Intangible assets under development	1,000,000	—
Other intangible assets, net	—	716,700
Operating lease right-of-use asset	269,160	327,977
Security deposits	12,100	12,100
Total assets	$9,531,410	$9,350,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,362,604	$4,197,561
Accrued expenses	619,242	1,168,786
Operating lease current obligation	56,925	43,369
Deferred revenue	192,535	360,708
Total current liabilities	6,231,306	5,770,424
Operating lease long-term obligation	211,873	268,798
Total liabilities	6,443,179	6,039,222

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 8,480,147 issued and 8,478,597 outstanding at December 31, 2025 and 1,698,454 issued and 1,696,904 outstanding at December 31, 2024	848	170
Series C convertible preferred stock, $0.0001 par value 50,000,000 shares authorized, 6,875 issued and outstanding at December 31, 2025 and Nil issued and outstanding as at December 31, 2024	1	—
Additional paid-in capital	85,437,703	75,173,627
Treasury stock, 1,550 shares at December 31, 2025 and 2024, at cost	(172)	(172)
Accumulated other comprehensive income	—	—
Accumulated deficit	(82,350,149)	(71,862,617)
Total stockholders’ equity	3,088,231	3,311,008
Total liabilities and stockholders’ equity	$9,531,410	$9,350,230

See accompanying notes to these financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2025	2024
Revenue	$1,928,998	$9,291,115
Operating expenses:
Cost of revenue	1,904,888	5,302,712
Technology	2,159,815	3,530,291
Sales and marketing	2,295,501	4,945,269
Supply development	246,979	537,888
Fulfillment	827,501	1,635,724
General and administrative	3,472,233	6,067,276
Total operating expenses	10,906,917	22,019,160

Loss from operations	(8,977,919)	(12,728,045)

Other income (expense), net
Interest expense	(1,949)	(173,771)
Interest income	3,748	44,133
Interest and penalties on sales tax liability	(7,969)	(46,303)
Other income (expense), net	(1,503,443)	406,181
Total other income, net	(1,509,613)	230,240

Net loss	$(10,487,532)	$(12,497,805)

Other comprehensive loss:
Net loss	$(10,487,532)	$(12,497,805)
Unrealized loss on available-for-sale securities	—	(840)
Total other comprehensive loss	—	(840)
Comprehensive loss	$(10,487,532)	$(12,498,645)

Net loss per share - basic and diluted	$(2.28)	$(17.58)

Weighted average shares of common stock outstanding - basic and diluted	4,602,461	710,852

See accompanying notes to these financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2025
									Accumulated
								Additional	Other		Total
	Preferred Stock			Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	—		$—	454,169	$45	1,550	$(172)	$69,105,176	$840	$(59,364,812)	$9,741,077
Stock-based compensation expense	—		—	—	—	—	—	101,844	—	—	101,844
Vesting of restricted stock	—		—	1,958	—	—	—	147,831	—	—	147,831
Repurchase of common stock exercisable under PIPE Warrants	—		—	—	—	—	—	(52,500)	—	—	(52,500)
Issuance of common stock	—		—	132,814	13	—	—	398,429	—	—	398,442)
Issuance of common stock in connection with At The Market Offering Agreement	—		—	199,004	$20	—	—	$1,494,394	—	$—	$1,494,414
Issuance of common stock through exercise of warrants	—		—	734,221	74	—	—	4,599,948	—	—	4,600,022)
Offering costs in connection with At The Market Offering Agreement	—		—	—	—	—	—	(255,288)	—	—	(255,288)
Offering costs in connection with issuance of common shares and warrants	—		—	—	—	—	—	(366,189)	—	—	(366,189)
Unrealized loss on available-for-sale securities	—		—	—	—	—	—	—	(840)	—	(840)
Reverse stock split adjustment	—		—	174,738	18	—	—	(18)	—	—	—
Net loss	—		—	—	—	—	—	—	—	(12,497,805)	(12,497,805)
Balance at December 31, 2024	—	$		1,696,904	$170	1,550	$(172)	$75,173,627	$—	$(71,862,617)	$3,311,008
Stock-based compensation expense	—		—	—	—	—	—	1,338	—	—	1,338
Vesting of restricted stock	—		—	400	—	—	—	19,928	—	—	19,928
Issuance of common stock in connection with Underwritten financing	—		—	1,482,644	148	—	—	1,037,702	—	—	1,037,850
Issuance of common stock in connection with PIPE financing	—		—	267,379	27	—	—	299,972	—	—	299,999
Issuance of common stock through exercise of prefunded warrants	—		—	6,323,719	632	—	—	4,411,091	—	—	4,411,723
Issuance of Series C convertible preferred stock in connection with PIPE financing	6,875		1	—	—	—	—	5,499,999	—	—	5,500,000
Offering costs in connection with the completion of financings	—		—	—	—	—	—	(1,006,083)	—	—	(1,006,083)
Reversal of issued common stock through exercise of prefunded warrants due to error on issuance	—		—	(1,292,449)	(129)	—	—	129	—	—	—
Net loss	—		—	—	—	—	—	—	—	(10,487,532)	(10,487,532)
Balance at December 31, 2025	6,875		$1	8,478,597	$848	1,550	$(172)	$85,437,703	$—	$(82,350,149)	$3,088,231

See accompanying notes to these financial statements.

Reflects retroactive effect of a 1-for-20 reverse stock split on September 13, 2024.

iSpecimen Inc.

Statements of Cash Flows

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,487,532)	$(12,497,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,266	249,675
Amortization of internally developed software	1,470,873	2,036,981
Amortization of other intangible assets	191,555	191,555
Depreciation of property and equipment	68,474	65,712
Bad debt expense	59,863	705,724
Write-off of other intangible assets	525,145	—
Write-off of accounts receivable – unbilled	—	1,187,964
Write-off of accounts payable	(75,000)	—
Write-off of internally developed software	1,871,064	327,387
Non-cash interest income related to accretion of discount on available-for-sale securities	—	(28,976)
Loss from sales of available-for-sale securities	—	680
Loss on disposal of property and equipment	—	58
Change in operating assets and liabilities:
Accounts receivable – unbilled	—	505,931
Accounts receivable	1,336,475	(903,329)
Inventory	45,110	—
Prepaid expenses and other current assets	194,325	27,187
Operating lease right-of-use asset	58,817	127,006
Security deposit	—	15,501
Accounts payable	1,240,043	272,123
Accrued expenses	(549,544)	(371,821)
Operating lease liability	(43,369)	(120,203)
Deferred revenue	(168,173)	(55,063)
Net cash used in operating activities	(4,240,608)	(8,263,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of intangible asset under development	(1,000,000)	(653,288)
Purchase of property and equipment	(454)	(31,546)
Purchase of leasehold improvements included in operating lease right-of-use asset	—	(25,000)
Purchase of available-for-sale securities	—	(460,932)
Proceeds from sales and maturities of available-for-sale securities	—	3,150,320
Net cash provided by (used in) investing activities	(1,000,454)	1,979,554

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with At the Market Offering Agreement	—	1,494,414
Proceeds from issuance of common stock in with Securities Purchase Agreement	3,999,574	398,442
Proceeds from pre-funded warrants	—	4,600,022
Proceeds from issuance of common stock in connection with private placement	1,749,998	—
Proceeds from issuance of Series C convertible preferred stock in connection with PIPE financing	5,500,000	—
Payment of offering costs in connection with the issuance of common stock in connection with At the Market Offering Agreement	—	(255,288)
Payment of offering costs in connection with the issuance of common stock in connection with pre-funded warrants and common shares	(1,006,083)	(366,189)
Repurchase of common stock purchase warrants exercisable under PIPE warrants	—	(52,500)
Net cash provided by financing activities	10,243,489	5,818,901

Net increase (decrease) in cash and cash equivalents	5,002,427	(465,258)
Cash and cash equivalents at beginning of year	1,878,408	2,343,666
Cash and cash equivalents at end of year	$6,880,835	$1,878,408

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,948	$14,358
Supplemental disclosure of non-cash investing and financing activities:
Non-cash amounts of lease liabilities reducing from terminating right-of-use assets	$—	$321,805
Non-cash adjustment to reduce lease liabilities and right-of-use assets due to lease termination	$—	$85,679
Stock issuance costs included in accounts payable and accrued expenses	$—	$7,023

See accompanying notes to these financial statements.

iSpecimen Inc.

Notes to Financial Statements

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

Notes to Financial Statements

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of December 31, 2025, the Company had positive working capital of $723,284, an accumulated deficit of $82,350,149, cash and cash equivalents of $6,880,835, and accounts payable and accrued expenses of $5,981,846. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the year ended December 31, 2025, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 39% during the year December 31, 2025 when compared to the year ended December 31, 2024. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the year ended December 31, 2025, the Company engaged in raising capital through equity financing as discussed in Note 10.

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

Notes to Financial Statements

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

Concentrations of Credit Risk - Suppliers

For the year ended December 31, 2025, no supplier accounted for 10% of the Company’s total purchases (cost of revenues). For the year ended December 31, 2024, one supplier (Supplier B) accounted for approximately 11.32% of the Company’s total purchases (cost of revenues). No other supplier accounted for 10% or more of total purchases (cost of revenues) in either 2025 or 2024.

The Company sources certain specimen types and related services from a limited number of suppliers. The loss of any of the significant suppliers described above, or a disruption or reduction in the volume of specimens or services they provide, could adversely affect the Company’s ability to fulfill customer orders on a timely basis and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of December 31, 2025 and 2024, respectively, because of their short-term nature.

iSpecimen Inc.

Notes to Financial Statements

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

The Company generates revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for the Company’s customers using the Company’s proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to the Company’s customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer’s specification(s) from a supplier, on a “best efforts” basis, for the Company’s customer at the agreed price per specimen as indicated in the customer’s contract with the Company. The Company does not currently charge suppliers or customers for the use of the Company’s proprietary software. Each customer will execute a material and data use agreement with the Company or agree to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment, and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customers. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, which is presented as deferred revenue. The Company expects to recognize the deferred revenue as revenue when the Company performs its service obligation  .

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

Significant customers

For the year ended December 31, 2025, one customer (Customer A) accounted for approximately 19.57% of the Company’s total revenues. For the year ended December 31, 2024, one customer (Customer B) accounted for approximately 21.64% of the Company’s total revenues. No other customer accounted for 10% or more of total revenues in either 2025 or 2024.

As of December 31, 2025, one customer accounted for 28.16% or more of gross accounts receivable. As of December 31, 2024, one accounted for approximately 17.01% of gross accounts receivable. No other customer accounted for 10% or more of gross accounts receivable at that date.

The loss of any of the customers described above, a significant reduction in their purchases, or difficulties collecting outstanding amounts due from these customers could have a material adverse effect on the Company’s business, financial condition, and results of operations.

iSpecimen Inc.

Notes to Financial Statements

The following table summarizes the Company’s revenue for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Specimens - contracts with customers	$1,735,000	$9,104,950
Shipping and other	193,998	186,165
Revenue	$1,928,998	$9,291,115

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of December 31, 2025 and 2024, the Company had an allowance for doubtful accounts of $646,067 and $620,433, respectively.

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

Intangible assets under development

During the year 2025, the Company internally develop its AI-powered Inventory Agent, a purpose-built tool designed to help accelerate the process of reviewing incoming biospecimen requests and matching them with available inventory across its global supplier network. The Company paid $1,000,000 during the year for the completion of milestone 1. The amount was recognized as intangible asset under development and is not in use. The Company recognized $Nil amortization in relation to the new platform.

The Company performs the impairment test on an annual basis, or when events or changes in circumstances indicate that its carrying value may not be recoverable, and an impairment loss shall be recognized if the carrying amount of the intangible assets are not recoverable and its carrying amount exceeds its fair value.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the years ended December 31, 2025 and 2024.

Inventory

The Company does not speculatively purchase and bank samples in anticipation of future, unspecified needs. The Company procures specimens from its suppliers and distributes specimens to its Customers after they obtain an order for specimens from a research client. Therefore, the Company does not take possession of or inspect the quality of the specimens, given that they are shipped directly from the supply site. For this reason, the Company does not have a substantive inventory risk. However, whenever delivered specimens do not meet the specifications required by the Customers, these specimens are returned as per the Company’s return policy or discarded for replacement. The Company capitalizes the costs of all returned and rejected specimens that were not requested for replacements.

iSpecimen Inc.

Notes to Financial Statements

As at December 31, 2024, the inventory consists of several types of human biospecimens – biofluids (plasma/serum) and solid tissues (blocks/curls). During the year ended December 31, 2025, the Company capitalized net additional costs of approximately $42,000 of returned specimens and recognized inventory obsolescence and write-off for a total of approximately $6,000.

Management reviews inventory assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. During the year ended December 31, 2025, the Company performs the impairment test and concluded that an impairment loss must be recognized because most of the remaining specimens are obsolete and that those returned specimens are very difficult to sell to other Customers and are deemed no longer recoverable. The Company recorded for the impairment as inventory reserve.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the year, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the year, determined using the treasury-stock method. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

iSpecimen Inc.

Notes to Financial Statements

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of December 31:

	2025	2024
Shares issuable upon vesting of RSUs	25	822
Shares issuable upon exercise of stock options	2,901	8,460
Shares issuable upon exercise of pre-funded warrants to purchase common stock	1,292,449	—
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	625	625
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	4,500	4,500

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted this standard as of January 1, 2024. ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

3.  AVAILABLE-FOR-SALE SECURITIES

The Company’s U.S. Treasury bills that were classified as available-for-sale securities fully matured during the year ended December 31, 2024. There were no available securities as of December 31, 2025 and 2024.

The Company recorded $680 of realized losses in the year ended December 31, 2024.

iSpecimen Inc.

Notes to Financial Statements

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	December 31,	December 31,
	2025	2024
Website	$285,377	$285,377
Computer equipment and purchased software	91,786	91,332
Equipment	19,291	19,291
Furniture and fixtures	26,982	26,982
Leasehold improvements	12,646	12,646
Total property and equipment	436,082	435,628
Accumulated depreciation	(410,539)	(342,065)
Total property and equipment, net	$25,543	$93,563

Depreciation expense for property and equipment was $68,474 and $65,712 for the years ended December 31, 2025 and 2024, respectively.

5.  INTERNALLY DEVELOPED SOFTWARE, NET

During the year ended December 31, 2024, the Company capitalized $653,288 of internally developed software costs in connection with the development and continued enhancement of the technology platform and web interfaces. Capitalized costs primarily consist of payroll and payroll-related costs for the Company’s employees.

During the year ended December 31, 2025, the Company capitalized $1,000,000 of its internally developed software in connection with the digital transformation of the technology platform and web interfaces. Capitalized costs consist of fees paid for the installation of a new platform to modernize the Company’s infrastructure, the first phase of its digital transformation program.

The Company recognized $1,470,873 and $2,036,981 of amortization expense associated with capitalized internally developed software costs during the years ended December 31, 2025 and 2024, respectively. Accumulated amortization associated with capitalized internally developed software costs as of December 31, 2025 and 2024 was $10,472,608 and $9,001,736, respectively.

During the year ended December 31, 2025, the Company capitalized $1,000,000 in connection to internal software under development.

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

During the year ended December 31, 2025, the Company did not sequence any FFPE blocks and therefore did not capitalize any sequenced data as other intangible assets. The Company recognized $191,555 of amortization expense associated with the capitalized sequenced data during the years ended December 31, 2025 and 2024. Accumulated amortization associated with the capitalized sequenced data was $432,630 as of December 31, 2025 and $241,075 as of December 31, 2024.

During the year ended December 31, 2025, the Company write-off the net value of other intangible assets of approximately $525,000.

iSpecimen Inc.

Notes to Financial Statements

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

8.  FAIR VALUE MEASUREMENTS

As of December 31, 2025 and 2024, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

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

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the year ended December 31, 2025, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the year ended December 31, 2025:

Operating lease expense	$82,121
Short-term lease expense	—
Total lease cost	$82,121

iSpecimen Inc.

Notes to Financial Statements

Lease Position as of December 31, 2025

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of December 31, 2025 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$269,160
Total lease assets	$269,160

Liabilities
Current liabilities:
Operating lease liability – current portion	$56,925
Non-current liabilities:
Operating lease liability – net of current portion	211,873
Total lease liability	$268,798

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of December 31, 2025:

Weighted average remaining lease term (in years) – operating lease	3.83
Weighted average discount rate – operating lease	8.00%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2026	$76,372
2027	80,190
2028	84,200
Thereafter	73,675
Total future minimum lease payments	314,437
Less effect of discounting	(45,639)
Present value of future minimum lease payments	$268,798

Rent expense for the years ended December 31, 2025 and 2024 amounted to $85,513 and $156,591, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the year ended December 31, 2025 was as follows:

Non-cash operating lease expense (operating cash flow)	$58,817
Change in operating lease liabilities (operating cash flow)	$(43,369)

iSpecimen Inc.

Notes to Financial Statements

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

During the year ended December 31, 2025, the Company received additional sales tax certificates from customers. As of December 31, 2025, the Company has a sales tax liability of approximately $319,000 and related interests and penalties of approximately $8,000.

As of December 31, 2025, the Company recovered approximately $546,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the year ended December 31, 2025.

iSpecimen Inc.

Notes to Financial Statements

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of December 31, 2025, there were legal disputes filed against the Company.

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

During the year ended December 31, 2025, the Company settled this legal matter and the parties agreed to a $215,000 settlement pursuant to a settlement agreement executed on January 30, 2025.

EGS- Ellenoff Grossman & Schole LLP (“EGS”)

On or around November 14, 2024, EGS initiated a claim against the Company for $425,684 arising from a breach of contract, and compensation on a quantum meirut basis amongst other things. The Company believes that EGS’ claims are without legal or factual basis, and intends to vigorously defend these claims.

Subsequent to year ended December 31, 2025, the Company settled this legal matter and the parties agreed to a $200,000 settlement pursuant to a settlement agreement executed on February 15, 2026 (Note 14).

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

On September 3, 2025, Focus reduced their global settlement demand to $100,000, and on September 9, 2025, the Company increased their offer to $30,000, which figure was rejected by Focus. Focus filed a Motion for Judgment on the Pleadings on September 12, 2025, which the Company opposed, and which was denied by the Court on September 28, 2025 without a hearing. On December 17, 2025, the Court clarified its April Order to adopt the Company’s interpretation of the pre-judgment security deposit requirement, which now allows the Company to not make any deposits when net monthly revenue is negative.

iSpecimen Inc.

Notes to Financial Statements

The Company will continue to seek relief from the pre-judgment security, and its counterclaim against Focus is still pending.

Azenta US, Inc. (“Azenta”)

On or around January 15, 2025, Azenta initiated a claim against the Company for $651,262 arising from a breach of contract, and unjust enrichment basis amongst other things. The Company believes that Azenta’s claims are without legal or factual basis. Discovery has closed in this case, and the Company expects Azenta to move for summary judgment, which the Company will defend vigorously. As of current, the Company has made an offer of $125,000 to settle this case, but no response has been received from Azenta.

Krisbio, LLC (“Krisbio”)

On or about September 23, 2025 the Company was served with a Summons and Complaint in the matter of Krisbio, LLC v. iSpecimen, Inc. 1:25-CV-12409-JCB in the U.S. District Court for the District of Massachusetts seeking collection of $266,380, alleging breach of contract and other quasi-contractual claims relating to a purported “Participation Agreement” dated July 20, 2021, and subsequent agreements for payments for goods and services under said Participation Agreement. The Company has answered the Complaint, and discovery has not yet begun.

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

Preferred Stock

On December 30, 2025, the Company and the Purchasers have entered into the Agreement pursuant to which the Purchasers have agreed to purchase an aggregate of 6,875 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Shares”) for an aggregate purchase price of $800 per Series C Preferred Share for aggregate gross proceeds of $5,500,000.00. The Series C Preferred Shares are convertible into shares of common stock, par value $0.0001 per share (the “Common Stock”).

Pursuant to that certain Placement Agency Agreement, dated as of December 30, 2025, by and between the Company and E.F. Hutton & Co. (“EF Hutton”), the Company paid EF Hutton a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $415,000, resulting in net proceeds of approximately $5,085,000.

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

iSpecimen Inc.

Notes to Financial Statements

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

The Company incurred offering costs of approximately $100,000, resulting in net proceeds of approximately $1,749,998.

Stock Options

There were no options exercised during the years ended December 31, 2025 and 2024.

Warrants

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 4,500 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $200.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of December 31, 2025, the Underwriter Warrants had not been exercised and had a weighted average exercise price of $200.00 per share and a remaining weighted average time to expiration of 0.46 year.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 625 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $160.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of December 31, 2025, the Lender Warrant had not been exercised and had a weighted average exercise price of $160.00 per share and a remaining weighted average time to expiration of 5.62 years.

iSpecimen Inc.

Notes to Financial Statements

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

A summary of total warrant activity during the year ended December 31, 2025 is as follows:

			Weighted
		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Term in Years
Balance at December 31, 2023	70,750	$255.30	3.47
Granted	799,631	3.00	—
Exercised	—	—	—
Repurchased	(65,625)	0.80	—
Balance at December 31, 2024	804,756	4.22	2.09
Granted	1,292,449	1.12	—
Exercised	(799,631)	3.00	—
Balance at December 31, 2025	1,297,574	$1.89	1.09

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

During the years ended December 31, 2025 and 2024, Nil and 5,521 equity awards were granted under the 2021 Plan, respectively. As of December 31, 2025, there were 73,180 shares of common stock available for future grants under the 2021 Plan.

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 85,679.

No equity awards were granted under the 2013 Plan during the years ended December 31, 2025 and 2024. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

iSpecimen Inc.

Notes to Financial Statements

Stock Options

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model during the years ended December 31:

	2025	2024
Assumptions:
Risk-free interest rate	—	3.49% – 4.56%
Expected term (in years)	—	0.27 – 4.00
Expected volatility	—	57.28% – 58.71%
Expected dividend yield	—	—

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	8,460	33.20	5.20	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(5,559)	24.27	—	—
Balance at December 31, 2025	2,901	$50.31	6.93	$—

Options exercisable at December 31, 2025	2,777	$51.96	6.87	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the years ended December 31, 2025 and 2024.

No stock options granted during the year ended December 31, 2025. The weighted average grant date fair value of stock options issued in the year ended December 31, 2024 was $7.30. The following table sets forth the recorded stock options compensation expense of the Company during the years ended December 31, 2025 and 2024:

	Years Ended December 31,
Operating expenses:	2025	2024
Technology	$—	$2,639
Sales and marketing (recovery)	(39)	1,168
Supply development	84	1,904
Fulfillment	1,158	1,976
General and administrative	—	41,807
Total stock options expense	$1,203	$49,494

As of December 31, 2025 and 2024, a total of $696 and $10,094 unamortized compensation expense is being recognized over the remaining requisite service period of 2.50 and 2.72 years, respectively.

iSpecimen Inc.

Notes to Financial Statements

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs Outstanding	Average Grant Date Fair Value
Unvested Balance at December 31, 2024	822	$132.34
Granted	—	—
Vested	(400)	112.99
Forfeited	(397)	108.87
Unvested Balance at December 31, 2025	25	$97.20

The Company recorded RSUs compensation expense during the years ended December 31, 2025 and 2024 as follows:

	Years Ended December 31,
Operating expenses:	2025	2024
Technology	$2,691	$57,073
Sales and marketing	9,126	46,744
Supply development	—	399
Fulfillment	11,866	38,666
General and administrative (recovery)	(3,620)	57,299
Total RSU expense	$20,063	$200,181

As of December 31, 2025 and 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $875 and $83,804, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.25 and 0.96 year, respectively.

12. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2025 and 2024 due to the Company’s operating losses and a full valuation allowance on deferred tax assets.

The Company completed research and development studies covering all tax years currently under the applicable statute of limitations.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2025	2024
Deferred tax assets:
Operating loss carryforwards	$17,786,885	$15,387,300
Research and development tax credit	2,220,972	2,155,100
Other	892,216	868,700
Total deferred tax assets	20,900,073	18,411,100
Deferred tax liability:
Other	(73,500)	(80,500)
Intangibles	(59,400)	(124,800)
Total deferred tax liabilities	(132,900)	(205,300)
Net deferred tax assets before valuation allowance	20,767,173	18,205,800
Valuation allowance	(20,767,173)	(18,205,800)
Net deferred tax asset	$—	$—

iSpecimen Inc.

Notes to Financial Statements

The Company has provided a valuation allowance against the deferred tax assets as it has incurred significant losses since its inception. Management currently believes that it is more likely than not that the deferred tax assets will not be realized in the future. The change in the valuation allowance during 2024 was an increase of $3,044,600.

As of December 31, 2025 and December 31, 2024, the Company had federal net operating loss carryforwards of approximately $72,600,000 and $62,300,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $59,600,000 can be carried forward indefinitely. As of December 31, 2025 and December 31, 2024, the Company had state net operating loss carryforwards of approximately $39,767,000 and $35,600,000, respectively, that expire at various periods through 2045, respectively. At December 31, 2025 and December 31, 2024, the Company had federal and state tax credits of approximately $2,221,000 and $2,031,000, respectively, available for future periods that expire at various periods through 2045. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

The Company applies the standards on uncertainty in income taxes. The Company did not have any significant unrecognized tax benefits during the year ended December 31, 2025. The Company’s U.S. federal operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The following represents a reconciliation of the statutory income tax rates to the effective rates at December 31:

	2025	2024
Reconciliation to statutory rates
Expected federal income taxes benefit at statutory rates	(21.0)%	(21.0)%
Expected state tax benefit at statutory rates, net of federal benefit	(6.4)	(6.4)
Change in valuation allowance	27.4	27.4
Income tax expense (benefit)	—%	—%

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

Set out below is information about the assets and liabilities as at December 31, 2025 and 2024 and profit or loss from each segment for the year ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Financial statement line item:
Reportable segment assets	$9,531,410	$9,350,230
Reportable segment liabilities	6,443,179	6,039,222

iSpecimen Inc.

Notes to Financial Statements

	Year Ended December 31,
	2025	2024
Financial statement line item:
Revenues from external customers	$1,928,998	$9,291,115
Less:
Cost of revenue, excluding amortization	1,713,333	5,111,157
Technology expenses, excluding amortization	688,942	1,493,310
Sales and marketing expenses	2,295,501	4,945,269
Supply development expenses	246,979	537,888
Fulfillment expenses	827,501	1,635,724
Other segment items (a)	4,907,202	5,595,383
Depreciation & amortization expense	1,730,902	2,294,248
Interest expense	1,949	173,771
Interest income	(3,748)	(44,133)
Interest and penalties on sales tax liability	7,969	46,303
Income tax expense	—	—
Reportable segment income (loss)	$(10,487,532)	$(12,497,805)

(a)	Other segment items included in reportable segment net loss consists mainly of general and administrative expenses for corporate functions, such as insurance expenses, associated software licenses, other payroll and related expenses for human resources, legal, finance and executive teams, other consulting and professional fees for corporate services rendered, other marketing expenses, franchise tax, other gains and losses, and other overhead expense.

The Company’s reportable business segment sell their goods in four geographic locations:

●	Americas

●	Europe

●	Middle East/Africa

●	Asia Pacific

The following table represents the percentage of total revenue by geographic area, based on the location of the customer for the years ended December 31, 2025 and 2024, respectively.

	2025	2024
Americas	94.74%	85.13%
Europe, Middle East and Africa	2.88%	12.71%
Asia Pacific	2.38%	2.16%

14. SUBSEQUENT EVENT

On February 15, 2026, the Company signed a settlement agreement pursuant to the existing legal matter with EGS.  On or around November 14, 2024, EGS initiated a claim against the Company for $425,684 arising from a breach of contract, and compensation on a quantum meruit basis amongst other things. Per Agreement, the parties agreed to a $200,000 settlement in full satisfaction of all claims.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to a material weakness in internal control over financial reporting. We discuss this material weakness and the steps we have taken to remedy such weakness in our discussion of internal control over financial reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. During the fourth quarter of 2024, the Company underwent leadership transitions at the director and officer levels. To mitigate any risks associated with these changes, the Board has increased its oversight of company payments and financial transactions. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our directors and executive officers as of April 1, 2026, along with the specific information required by Rule 14a-3 of the Exchange Act:

Name	Age	Position
Katharyn (Katie) Field	43	President, Chief Executive Officer, Secretary, and Treasurer
Yuying Liang	36	Chief Financial Officer
Avtar Dhaliwal	31	Director
Anthony Lau	40	Director
Mr. Arphing (Tommy) Lee	35	Director

Katharyn (Katie) Field been serving as our President since February 2025 and was previously a director from September 2024 until her appointment as President. In November 2025, Ms. Field was appointed as Chief Executive Officer, Secretary, and Treasurer of the Company and prior to that she was President of the Company. Ms. Field has a background which includes positions spanning both the private and public sectors and brings a wealth of experience and expertise in strategy consulting and executive leadership. Ms. Field was the chief executive officer and Chairman of Halo Collective Inc., a cannabis company, where she has served since May 2019, and an Executive Director at Akanda Corporation (Nasdaq: AKAN), a medical cannabis company, where she has served since June 2022. Previously, she served as a director of Elegance Brands from March 2021 until March 2022. She has held positions at renowned organizations such as The White House in the office of the public liaison, The Brookings Institution as a manager of operations, and Bain & Company as a consultant. In 2014, Ms. Field entered the cannabis industry and played a pivotal role in the procurement, build-out, and sale of one of the original vertically integrated licensed medical marijuana treatment centers in Florida. Subsequently, she operated a strategy consulting practice focused on cannabis and served as Executive Vice President of Corporate Development at MariMed from 2018 to 2019. Ms. Field holds an MBA in Economics from Columbia Business School and a BA in Public Policy with honors from Stanford University. Ms. Field is well-qualified to serve as CEO of the Company due to her experience and expertise in strategy consulting and executive leadership.

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

Anthony Lau has been serving as a director of the Company since June 2025. He also serves on the Audit Committee and the Nominating and Corporate Governance Committee of the Board. Mr. Lau currently serves as Director, Chief Executive Officer, and Chief Financial Officer of Remington Resources, Inc., a Canadian resource company, a position he has held since 2021. He brings to the Board significant leadership and financial management experience, having overseen corporate strategy, operations, and capital markets activities in his executive role. Mr. Lau received his undergraduate degree from the British Columbia Institute of Technology. Mr. Lau is well-qualified to serve on the Board due to his extensive experience as a senior executive and director of a public company, with expertise in corporate governance, finance, and executive management.

Mr. Arphing (Tommy) Lee has been serving as our director since November 2025. Mr. Lee, 34, is a management consultant and professional engineer with extensive experience leading large-scale, multidisciplinary transformation initiatives across the technology, energy, and resources sectors. Since March 2025, Mr. Lee serves as Project Manager/Senior Technical Consultant – Management Operating Systems of Fuse Advisors, a Canadian boutique engineering consulting company, where he designs and implements integrated systems that define how large organizations plan, execute, and continuously improve their work. Mr. Lee has served as an advisor on the UBC Mining Industry Advisory Council (IAC) for the Norman B. Keevil Institute of Mining Engineering since May 2023. Previously, he served at Accenture, a leading global professional services company, as Mining & Natural Resources Manager from May 2024 to March 2025 and as Mining & Natural Resources Consultant from August 2022 to May 2024; AMC Consultants, a global mining consultancy firm, as Senior Mining Engineer from September 2021 to August 2022; ABH Engineering, a mining engineering company offering geology, mining, and processing services, as Senior Mining Engineer from March 2021 to September 2021; Baffinland Iron Mines, a Canadian mining company, as Short Range & Mid-Range Mine Planner from November 2018 to September 2021; and at organizations such as Imperial Oil and Barrick Gold in mining engineering roles. Mr. Lee holds a Bachelor of Applied Science, Mining and Mineral Processing Engineering from the University of British Columbia and holds the designation of registered professional engineer (P.Eng). Mr. Lee is well-qualified to serve on the Board due to his extensive engineering experience and background in corporate strategy, operational excellence, and the design and implementation of management systems that enable organizations to operate with precision and efficiency.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of our Board of Directors

Our Board currently consists of three (3) directors. Our certificate of incorporation, as amended, and bylaws, as amended, provide that our Board can consist of any number of directors as voted on and approved by the Board. Our Board is divided into three classes, designated as Class I, Class II and Class III directors, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class I directors, consisting of Ms. Yang and Mr. Lim will expire at our 2025 annual meeting of stockholders. The term of office of the Class II directors, consisting of Mr. Dhaliwal, will expire at our 2026 annual meeting of stockholders. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). Our Board has affirmatively determined that each of Mr. Dhaliwal, Mr. Lau, and Mr. Lee are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

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

Audit Committee

We have established an audit committee of the Board. Mr. Lau, Mr. Dhaliwal and Mr. Lee serve as members of our audit committee, and Mr. Lau chairs the audit committee. Each member of the audit committee is financially literate, and our Board has determined that Mr. Lau qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the Board. Mr. Lau and Mr. Dhaliwal serve as members of our compensation committee. Mr. Lau chairs the compensation committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board. Mr. Dhaliwal, Mr. Law, and Mr. Lee serve as members of our nominating and corporate governance committee. Mr. Dhaliwal chairs the nominating and corporate governance committee.

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

The discussion below includes a review of our compensation decisions with respect to fiscal years 2025 and 2024 for our “named executive officers,” or NEOs, namely our principal executive officer, our two other most highly compensated executive officers and two additional persons for whom disclosure would have been provided but for the fact that they were not serving as our executive officers as of December 31, 2025.

In 2025 and 2024, we compensated our NEOs through base salary, as described below. Our officers are also eligible for the standard benefits programs we offer all employees.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for fiscal years 2025 and 2024.

				Stock	Option	All other
		Salary	Bonus	awards	awards	compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)	($)
Robert Bradley Lim (1)	2025	$242,386	$—	$—	$—	$—	$242,386
Former Chief Executive Officer, Treasurer, Secretary and Director	2024	$—	$—	$—	$—	$—	$—
Katharyn (Katie) Field (2)	2025	$203,077	$—	$—	$—	$—	$203,077
President, Chief Executive Officer, Treasurer, Secretary and former Director	2024	$—	$—	$—	$—	$—	$—
Yuying Liang (3)	2025	$314,516	$—	$—	$—	$—	$314,516
Chief Financial Officer	2024	$—	$—	$—	$—	$—	$—

1)	Robert Lim was appointed as Chief Executive Officer on December 12, 2024 and resigned on November 7, 2025.

2)	Katharyn (Katie) Field was appointed as President in February 2025 and as Chief Executive Officer, Secretary, and Treasurer on November 7, 2025.

3)	Yuying Liang was appointed as Chief Financial Officer on December 13, 2024.

Employment Agreements

We have entered into independent consulting agreements with each of our Chief Executive Officer and Chief Financial Officer. and have also entered into an employment agreement with our President.

Katharyn Field

We entered into an employment agreement with Ms. Field, effective as of February 28, 2025, appointing her as President of the Company. The agreement provides for an annual base salary of $240,000, payable in accordance with the Company’s standard payroll schedule. Ms. Field is also eligible to participate in the Company’s Stock Incentive Plan and receive standard fringe benefits available to full-time employees. Under the terms of the agreement, Ms. Field’s employment is at-will and may be terminated by either party with thirty (30) days’ notice. On November 7, 2025, Ms. Field was appointed as the Chief Executive Officer, Secretary, and Treasurer of the Company, effective immediately.

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

On December 27, 2024, by written consent, the Board of Directors appointed Mr. Lim to the additional roles of Treasurer and Secretary of the Company in accordance with the Company’s Second Amended and Restated Bylaws. There were no changes to Mr. Lim’s compensation or other terms of employment in connection with this appointment. On November 7, 2025, Mr. Lim stepped down as Chief Executive Officer, Secretary, and Treasurer of the Company and resigned as a member of the Board, effective immediately.

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

Non-Employee Director Compensation

The following table sets forth information regarding the total compensation paid to our current non-employee directors during 2025 for their service on our Board. Our directors who are employed by us do not receive any additional compensation for serving on our Board.

				Non-equity	Non qualified
	Fees			incentive	deferred
	earned		Option	plan	compensation	All other
	or paid	Stock	awards	compensation	earnings	compensation
Name and Principal Position	in cash($)	awards($)	($)(10)	($)	($)	($)	Total($)
Avtar Dhaliwal(1)
Director	$31,456	$—	$—	—	—	—	$31,456
Siyun Yang(2)
Director	$25,762	$—	$—	—	—	—	$25,762
Anthony Lau(3)
Director	$16,380	$—	$—	—	—	—	$16,380
Arphing (Tommy) Lee(4)
Director	$4,035	$—	$—	—	—	—	$4,035
John Brooks(5)
Former Director	$14,766	$—	$—	—	—	—	$14,766
Katharyn Field(6)
Former Chairman of the Board and Director	$4,861	$—	$—	—	—	—	$4,861
Richard Paolone(7)
Former Director	$17,269	$—	$—	—	—	—	$17,269

1)	Avtar Dhaliwal was appointed on September 26, 2024.

2)	Siyun Yang was appointed on February 19, 2025. Ms.Yang resigned on February 17, 2026.

3)	Anthony Lau was appointed on June 20, 2025.

4)	Arphing (Tommy) Lee was appointed on November 7, 2025.

5)	John. L Brooks III was appointed in June 2021 and resigned on June 18, 2025.

6)	Katharyn Field was appointed on September 26, 2024 and resigned on February 19, 2025 to serve as the Company’s President.

7)	Richard Palone was appointed on September 26, 2024 and resigned on June 18, 2025.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding all outstanding stock options and restricted stock held by each of our named executive officers as of December 31, 2025:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Incentive Plans

Our Board has adopted, and our stockholders have approved, the iSpecimen Inc. 2013 Stock Incentive Plan and 2021 Plan. The number of shares issued, number of shares reserved for issuance, number of shares underlying outstanding stock options and number of shares remaining available for future issuance under each plan, as of December 31, 2025, are as follows:

Number of
			Number of		Shares
	Number of		Shares	Weighted Average	Remaining
	Shares		underlying	Exercise Price	Available for
	Reserved for	Number of	Outstanding	of Outstanding	Future
Plan	Issuance	Shares Issued	Options	Options	Issuance
2013 Stock Incentive Plan	15,451	2,028	7,770	34.60	—
2021 Stock Incentive Plan	93,475	20,295	2,901	6.93	73,180

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

Beneficial Ownership of Our Common Stock

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock, as of April 1, 2026 by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding shares of common stock.

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

	Number of Shares of	Approximate
	Common Stock Beneficially	Percentage of
Name and Address of Beneficial Owner(1)	Owned	Class(2)
Director and Executive Officers
Katharyn Field	Nil	0.00%
Avtar Dhaliwal	Nil	0.00%
Siyun Yang	Nil	0.00%
Anthony Lau	Nil	0.00%
Arphing (Tommy) Lee	Nil	0.00%
Yuying Liang	Nil	0.00%
All Directors and Officers as a Group (6 persons)	Nil	*
5% or Greater Stockholders
N/A	Nil	0.00%

*	Less than 1%*

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal years ended December 31, 2025 and 2024, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2025, and any of our directors, executive officers, holders of more than 5% of our common stock, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Director Independence

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Mr. Dhaliwal, Mr. Lau and Mr. Lee are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any affiliates.

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

Item 14. Principal Accountant Fees and Services Audit, Audit-Related and All Other Fees

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in this Annual Report for the years ended December 31, 2025 and 2024, respectively, by Bush & Associates.

	2025	2024
Audit fees(1)	$250,000	$426,875
Audit-Related fees(2)	140,000	132,000
Total	$390,000	$558,875

(1)	This category includes the audit of our annual financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those fiscal periods.

(2)	This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuance.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements - We have filed the following documents in Item 8 of this Annual Report:

2.	Financial Statement Schedules - All other schedules are omitted because they are not required, or the required information is included in the financial statements or notes thereto.

3.	Exhibits - For a list of exhibits filed with this Annual Report, refer to the exhibit index below. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on June 22, 2021).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company ’s Form 8-K filed with the SEC on November 29, 2021).
4.2	Warrant to Purchase Stock – Western Alliance Bank (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 16, 2021).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K filed with the SEC on March 22, 2022).
4.4	Senior Note, dated as of September 25, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on September 25, 2024).
4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
10.1	Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
10.2	Warrant to Purchase Common Stock issued to Western Alliance Bank on August 13, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 16, 2021).
10.3	Securities Purchase Agreement, dated November 28, 2021, by and between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
10.4	Registration Rights Agreement, dated November 28, 2021, by and between the Company and the investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
10.5	Placement Agency Agreement, dated November 28, 2021, by and between the Company and ThinkEquity LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on November 29, 2021).
10.6	iSpecimen Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company ’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.7	iSpecimen Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company ’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.8	Form of Indemnification Agreement, by and between the Company and certain directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.9	Form of Confidentiality , Non-Competition And Assignment Agreement, by and between iSpecimen Inc. and each of its employees (incorporated by reference to Exhibit 10.4 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.10	Lease between the Company and Bedford Street LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.11	Form of Series A Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.12	Capital Commitment Agreement, dated September 1, 2012 (incorporated by reference to Exhibit 10.7 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.13	Form of Series B Preferred Stock Purchase Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.8 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.14	Form of Investors’ Rights Agreement for Series A-1 Preferred Stock and Series B Preferred Stock Investors (incorporated by reference to Exhibit 10.9 of the Company’s Form S-1/A (File No. 333- 250198) with the SEC on December 31, 2020).
10.15	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.16	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 10.11 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.17	Unsecured Convertible Promissory Note, dated December 29, 2017, issued by the Company to Anna- Maria and Stephen Kellen Foundation, Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.18	Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated August 3, 2018, by and among the Company , Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).

10.19	Second Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated May 1, 2019, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Form S- 1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.20	Third Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated November 15, 2019, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.21	Fourth Omnibus Amendment to Unsecured Convertible Notes and Subscription Agreement, dated September 19, 2020, by and among iSpecimen Inc., Andrew L. Ross, Anna-Maria and Stephen Kellen Foundation, Inc., and OBF Investments, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.22	Form of Note Subscription Agreement for Secured Bridge Debt (incorporated by reference to Exhibit 10.17 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.23	Form of Secured Promissory Note for Secured Bridge Debt (incorporated by reference to Exhibit 10.18 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.24	First Amendment to Note Subscription Agreements and Secured Promissory Notes, dated May 1, 2019, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.19 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.25	Second Amendment to Note Subscription Agreements and Secured Promissory Notes, dated November 15, 2019, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.20 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.26	Third Amendment to Note Subscription Agreements and Secured Promissory Notes, dated June 15, 2020, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.21 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.27	Fourth Amendment to Note Subscription Agreements and Secured Promissory Notes, dated October 1, 2020, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.22 of the Company’s Form S-1/A (File No. 333-250198) with the SEC on December 31, 2020).
10.28	Fifth Amendment to Note Subscription Agreements and Secured Promissory Notes, dated March 15, 2021, by and among the Company and Note Investors (incorporated by reference to Exhibit 10.23 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.29	iSpecimen Inc. Second Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 26, 2022).
10.30#	Executive Employment Agreement by and between the Company and Christopher lanelli (incorporated by reference to Exhibit 10.25 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.31#	Executive Employment Agreement by and between the Company and Jill Mullan (incorporated by reference to Exhibit 10.26 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.32#	Executive Employment Agreement by and between the Company and Tracy Curley (incorporated by reference to Exhibit 10.27 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.33#	Employment Agreement by and between the Company and Benjamin Bielak (incorporated by reference to Exhibit 10.28 of the Company’s Form S-1/A3 (File No. 333-250198) with the SEC on April 2, 2021).
10.34	Factoring Agreement, dated January 1, 2021, by and between iSpecimen Inc. and Versant Funding, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).
10.35	Waiver Agreement, dated April 29, 2022, by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 29, 2022).
10.36#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Christopher Ianelli (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 21, 2022).
10.37#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Jill Mullan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on June 21, 2022).
10.38#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Tracy Curley (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on June 21, 2022).
10.39#	First Amendment to Executive Employment Agreement, dated as of June 20, 2022, between the Company and Benjamin Bielak (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on June 21, 2022).
10.40+#	First Amended and Restated Executive Employment Agreement, dated October 24, 2022, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 28, 2022).

10.41	First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement, dated October 24, 2022, by and between Tracy Wilson Curley and iSpecimen Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.42+#	First Amended and Restated Executive Employment Agreement, dated October 24, 2022, by and between Benjamin Bielak and iSpecimen Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.43	First Restated Noncompetition, Nonsolicitation, Nondisclosure and Inventions Agreement, dated October 24, 2022, by and between Benjamin Bielak and iSpecimen Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.44+	Separation Agreement, dated October 24, 2022, by and between Christopher Ianelli and iSpecimen Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.45+	Separation Agreement effective October 24, 2022, by and between Jill Mullan and iSpecimen Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on October 28, 2022).
10.46	Note Purchase Agreement, dated as of September 19, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on September 25, 2024).
10.47	Form of Placement Agency Agreement, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
10.48	Form of Securities Purchase Agreement, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
10.49	Investor Relations Agreement, dated October 31, 2024, by and between the Company and IR Agency LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 31, 2024).
14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Form S-1/A4 (File No. 333-250198) filed with the SEC on April 27, 2021).
23.1*	Consent of Bush & Associates CPA LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	iSpecimen Inc. Executive Compensation Clawback Policy (Adopted on October 27, 2023) (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K filed with the SEC on March 13, 2024).
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

+	Schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2026.

iSPECIMEN, INC.

By:	/s/ Katharyn Field
Katharyn Field
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

Signature

/s/ Katharyn Field	Chief Executive Officer, Treasurer and Secretary
Katharyn Field

/s/ Yuying Liang	Principal Accounting and Financial Officer
Yuying Liang

/s/ Anthony Lau	Director
Anthony Lau

/s/ Avtar Dhaliwal	Director
Avtar Dhaliwal

/s/ Arphing (Tommy) Lee	Director
Arphing (Tommy) Lee