Form 10-Q
period 2026-03-31
iSpecimen Inc.
filed 2026-05-18
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 15, 2026, there were 1,437,157 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,818,989	$6,880,835
Accounts receivable and other receivables, net of allowance for doubtful accounts of $646,436 and $646,067 at March 31, 2026 and December 31, 2025, respectively	132,848	48,298
Prepaid expenses and other current assets	532,192	25,457
Total current assets	3,484,029	6,954,590
Property and equipment, net	23,134	25,543
Internally developed software, net	2,836,481	1,270,017
Intangible assets under development	—	1,000,000
Operating lease right-of-use asset	253,914	269,160
Security deposits	12,100	12,100
Total assets	$6,609,658	$9,531,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,707,393	$5,362,604
Accrued expenses	643,503	619,242
Operating lease current obligation	59,032	56,925
Deferred revenue	189,735	192,535
Total current liabilities	5,599,663	6,231,306
Operating lease long-term obligation	195,957	211,873
Total liabilities	5,795,620	6,443,179

Commitments and contingencies (See Note 9)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 741,595 issued and 741,556 outstanding at March 31, 2026 and 212,004 issued and 211,965 outstanding at December 31, 2025	2,967	848
Series C convertible preferred stock, $0.0001 par value 50,000,000 shares authorized, 3,045 issued and outstanding at March 31, 2026 and 6,875 issued and outstanding as at December 31, 2025	—	1
Additional paid-in capital	85,436,613	85,437,703
Treasury stock, 39 shares at March 31, 2026 and December 31, 2025, at cost	(172)	(172)
Accumulated deficit	(84,625,370)	(82,350,149)
Total stockholders’ equity	814,038	3,088,231
Total liabilities and stockholders’ equity	$6,609,658	$9,531,410

See accompanying notes to these unaudited condensed financial statements.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$156,009	$1,057,510
Operating expenses:
Cost of revenue	84,410	657,279
Technology	247,549	545,367
Sales and marketing	1,542,297	347,140
Supply development	34,017	93,681
Fulfillment	105,724	293,766
General and administrative	680,415	758,666
Total operating expenses	2,694,412	2,695,899

Loss from operations	(2,538,403)	(1,638,389)

Other income (expense), net
Interest expense	—	(1,946)
Interest income	291	2,788
Interest and penalties on sales tax liability	(1,253)	(18,540)
Other income (expense), net	264,144	(2,309)
Total other income (expense), net	263,182	(20,007)

Net loss and comprehensive loss	$(2,275,221)	$(1,658,396)

Net loss per share - basic and diluted	$(6.66)	$(28.55)

Weighted average shares of common stock outstanding - basic and diluted	341,377	58,078

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-40 reverse stock split on April 27, 2026.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2026
								Accumulated
							Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	6,875	$1	211,965	$848	39	$(172)	$85,437,703	$—	$(82,350,149)	$3,088,231
Stock-based compensation expense	—	—	—	—	—	—	153	—	—	153
Vesting of restricted stock	—	—	—	—	—	—	875	—	—	875
Issuance of common stock through exercise of prefunded warrants	—	—	32,311	129	—	—	(129)	—	—	—
Issuance of common stock through conversion of Series C convertible preferred stock	(3,830)	(1)	497,280	1,990	—	—	(1,989)	—		—
Net loss	—	—	—	—	—	—	—	—	(2,275,221)	(2,275,221)
Balance at March 31, 2026	3,045	$—	741,556	$2,967	39	$(172)	$85,436,613	$—	$(84,625,370)	$814,038

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-40 reverse stock split on April 27, 2026.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2025
								Accumulated
							Additional	Other		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	—	$—	1,696,904	$170	1,550	$(172)	$75,173,627	$—	$(71,862,617)	$3,311,008
Stock-based compensation expense	—	—	—	—	—	—	1,158	—	—	1,158
Vesting of restricted stock	—	—	152	—	—	—	14,743	—	—	14,743
Issuance of common stock through exercise of prefunded warrants	—	—	799,631	80	—	—	(80)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,658,396)	(1,658,396)
Balance at March 31, 2025	—	$—	2,496,687	$250	1,550	$(172)	$75,189,448	$—	$(73,521,013)	$1,668,513

See accompanying notes to these unaudited condensed financial statements

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,275,221)	$(1,658,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,028	15,901
Amortization of internally developed software	133,536	367,718
Amortization of other intangible assets	—	47,888
Depreciation of property and equipment	2,409	17,103
Bad debt expense	368	111,041
Gain on debt settlement	(261,525)	—
Accounts receivable	(84,918)	751,943
Prepaid expenses and other current assets	(506,735)	101,069
Operating lease right-of-use asset	15,246	14,367
Accounts payable	(393,686)	(411,427)
Accrued expenses	24,261	(350,532)
Operating lease liability	(13,809)	(12,020)
Deferred revenue	(2,800)	(90,500)
Net cash used in operating activities	(3,361,846)	(1,095,845)

CASH FLOWS FROM INVESTING ACTIVITY:
Capitalization of internally developed software	(700,000)	—
Net cash used in investing activity	(700,000)	—

Net decrease in cash and cash equivalents	(4,061,846)	(1,095,845)
Cash and cash equivalents at beginning of period	6,880,835	1,878,408
Cash and cash equivalents at end of period	$2,818,989	$782,563

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,946

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information, and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”), published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. They may not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Subsequent to March 31, 2026, the Company implemented a 1-for-40 Reverse Stock Split on its common shares. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded to the nearest whole number. All share and per share data in these financial statements have been retroactively restated to reflect the effect of the reverse stock split.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of March 31, 2026, the Company had negative working capital of $2,115,634, an accumulated deficit of $84,625,370, cash and cash equivalents of $2,818,989, and accounts payable and accrued expenses of $5,350,896. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the three months ended March 31, 2026, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 39% during the year December 31, 2025 when compared to the year ended December 31, 2024. During the first quarter of 2026, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 70% and technology costs of approximately 36% during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the year ended December 31, 2025, the Company engaged in raising capital through equity financing as discussed in Note 10.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes to these accounting policies during the three months ended March 31, 2026.

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

Concentrations of Credit Risk - Suppliers

For the three months ended March 31, 2026, one supplier (Supplier A) accounted for approximately 59.75% of the Company’s total purchases (cost of revenues). For the three months ended March 31, 2025, three suppliers (Supplier B, Supplier C and Supplier D, respectively) accounted for approximately 13.39%, 11.59%, and 10.51%, respectively, of the Company’s total purchases (cost of revenues). No other supplier accounted for 10% or more of total purchases (cost of revenues) in either 2026 or 2025.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of March 31, 2026 and December 31, 2025, respectively, because of their short-term nature.

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

The Company generates revenue by procuring various specimens from hospitals, laboratories, and other supply sites, for the Company’s customers using the Company’s proprietary software, the iSpecimen Marketplace, to identify, locate, and ultimately validate the required specimens to the Company’s customers’ requested specifications. The Company’s performance obligation is to procure a specimen meeting the customer’s specification(s) from a supplier, on a “best efforts” basis, for the Company’s customer at the agreed price per specimen as indicated in the customer’s contract with the Company. The Company does not currently charge suppliers or customers for the use of the Company’s proprietary software. Each customer will execute a material and data use agreement with the Company or agree to online purchase terms, each of which includes terms such as specimen and data use, shipment terms, payment, and cancellation terms. These are then supplemented by purchase orders that specify specimen requirements including detailed inclusion/exclusion criteria, quantities to be collected, and pricing. Collectively, these customer agreements represent the Company’s contracts with its customers. Generally, contracts have fixed unit pricing. For certain specimen orders, a refundable customer deposit may be required prior to order fulfillment depending on project set-up requirements, which is presented as deferred revenue. The Company expects to recognize the deferred revenue as revenue when the Company performs its service obligation.

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

Notes to Unaudited Condensed Financial Statements

Significant customers

For the three months ended March 31, 2026, one customer (Customer A) accounted for approximately 54.42% of the Company’s total revenues. For the three months ended March 31, 2025, one customer (Customer B) accounted for approximately 19.22% of the Company’s total revenues. No other customer accounted for 10% or more of total revenues in either 2026 or 2025.

As of March 31, 2026, one customer accounted for 68.49% of gross accounts receivable. As of December 31, 2025, one accounted for approximately 28.16% or more of gross accounts receivable. No other customer accounted for 10% or more of gross accounts receivable at that date.

The loss of any of the customers described above, a significant reduction in their purchases, or difficulties collecting outstanding amounts due from these customers could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The following table summarizes the Company’s revenue for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Specimens - contracts with customers	$134,408	$976,970
Shipping and other	21,601	80,540
Revenue	$156,009	$1,057,510

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of March 31, 2026 and December 31, 2025, the Company had an allowance for doubtful accounts of $646,436 and $646,067, respectively.

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

Intangible assets under development

During the year 2025, the Company internally develop its AI-powered Inventory Agent, a purpose-built tool designed to help accelerate the process of reviewing incoming biospecimen requests and matching them with available inventory across its global supplier network. The Company paid $1,000,000 in 2025 for the completion of milestone 1 and $700,000 in 2026 for the completion of milestone 2. In March 2026, the new platform has been launched. The costs has been capitalized to internally developed software during the three months ended March 31, 2026 and the Company recognized $19,194 amortization in relation to the new platform.

The Company performs the impairment test on an annual basis, or when events or changes in circumstances indicate that its carrying value may not be recoverable, and an impairment loss shall be recognized if the carrying amount of the intangible assets are not recoverable and its carrying amount exceeds its fair value.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the three months ended March 31, 2026 and 2025.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of March 31:

	2026*	2025*
Shares issuable upon vesting of RSUs	0.22	14
Shares issuable upon exercise of stock options	73	126
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	16	16
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	113	113

*	Reflects retroactive effect of a 1-for-40 reverse stock split on April 27, 2026.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	March 31,	December 31,
	2026	2025
Website	$285,377	$285,377
Computer equipment and purchased software	91,786	91,786
Equipment	19,291	19,291
Furniture and fixtures	26,982	26,982
Leasehold improvements	12,646	12,646
Total property and equipment	436,082	436,082
Accumulated depreciation	(412,948)	(410,539)
Total property and equipment, net	$23,134	$25,543

Depreciation expense for property and equipment was $2,409 and $17,103 for the three months ended March 31, 2026 and 2025, respectively.

4. INTERNALLY DEVELOPED SOFTWARE, NET

During the year ended December 31, 2025, the Company capitalized $1,000,000 of its new platform, which was initially recorded under intangible asset under development, in connection with the digital transformation of the technology platform and web interfaces. Capitalized costs consist of fees paid for the installation of a new platform to modernize the Company’s infrastructure, the first phase of its digital transformation program. As at March 31, 2026, this cost has been reclassified to its internally developed software in connection with the launched and used of the new platform in March 2026.

During the three months ended March 31, 2026, the Company capitalized $700,000 of its internally developed software in connection with the digital transformation of the technology platform and web interfaces. Capitalized costs consist of fees paid for the system integration and marketplace activation of the new platform, the second phase of its digital transformation program.

The Company recognized $133,536 and $367,718 of amortization expense associated with capitalized internally developed software costs during the three months ended March 31, 2026 and 2025, respectively. Accumulated amortization associated with capitalized internally developed software costs as of March 31, 2026, and December 31, 2025, was $10,606,145 and $10,472,608, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

5. OTHER INTANGIBLE ASSETS, NET

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

6. FAIR VALUE MEASUREMENTS

As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

7. COMMITMENTS AND CONTINGENCIES

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

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the three months ended March 31, 2026, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the three months ended March 31, 2026:

Operating lease expense	$20,530
Short-term lease expense	-
Total lease cost	$20,530

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Position as of March 31, 2026

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of March 31, 2026 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$253,914
Total lease assets	$253,914

Liabilities
Current liabilities:
Operating lease liability – current portion	$59,032
Non-current liabilities:
Operating lease liability – net of current portion	195,957
Total lease liability	$254,989

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of March 31, 2026:

Weighted average remaining lease term (in years) – operating lease	3.58
Weighted average discount rate – operating lease	8.00%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2026 (excluding the three months ended March 31, 2026)	$57,279
2027	80,190
2028	84,200
Thereafter	73,675
Total future minimum lease payments	295,344
Less effect of discounting	(40,355)
Present value of future minimum lease payments	$254,989

Rent expense for the three months ended March 31, 2026 and 2025 amounted to $20,641 and $20,530, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the three months ended March 31, 2026 was as follows:

Non-cash operating lease expense (operating cash flow)	$15,246
Change in operating lease liabilities (operating cash flow)	$(13,809)

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

As of March 31, 2026, the Company has a sales tax liability of approximately $235,000 and related interests and penalties of approximately $55,000.

As of March 31, 2026, the Company had recovered approximately $549,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the three months ended March 31, 2026.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of March 31, 2026, there were legal disputes filed against the Company.

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

On February 15, 2026, the Company signed a settlement agreement pursuant to the existing legal matter with EGS. Per agreement, the parties agreed to a $200,000 settlement in full satisfaction of all claims. During the three months ended March 31, 2026, the Company paid the agreed amount and settled this legal matter.

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

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

8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 250,000,000 shares, of which (1) 200,000,000 shares are common stock, par value $0.0001 per share and (2) 50,000,000 shares are preferred stock, par value $0.0001 per share, which may, at the sole discretion of the Company’s board of directors, be issued in one or more series.

Reverse Stock Split

Subsequent to the three months ended March 31, 2026, the Company’s board of directors approved a one-for-forty (1:40) reverse stock split of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split became effective on April 27, 2026, and the Company’s common stock began trading on a split-adjusted basis on Nasdaq on April 28, 2026 (Note 12).

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

During the three months ended March 31, 2026, 3,830 Series C Preferred Shares were converted to 497,280 common shares pursuant to the terms of conversion. As at March 31, 2026, there were 3,045 Series C Preferred Shares available for future conversion.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Underwritten Offering

On July 23, 2025, the Company entered into an underwriting agreement with WestPark (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in an underwritten public offering, an aggregate of 142,857 securities, consisting of (i) 37,066 shares of Common Stock, and (ii) pre-funded warrants to purchase up to 105,791 shares of Common Stock, at an exercise price of $0.004 per share. The securities were sold at a public offering price of $28 per share (or $27.99 per pre-funded warrant), for gross proceeds of $3,999,574, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The offering closed on July 25, 2025.

As part of its compensation for acting as Underwriter for the offering, the Company paid the Underwriter a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $419,983 and settled non-offering related legal fees of approximately $93,837, resulting in net proceeds of approximately $3,485,754.

Private Placement Offering

On July 31, 2025, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 38,996 securities, comprised of (i) 6,684 shares of Common Stock at a purchase price of $44.88 per Share, and (ii) pre-funded warrants to purchase up to 32,311 shares of Common Stock at a purchase price of $44.88 per Share, for aggregate gross proceeds of $1,749,998, before deducting placement agent fees and other offering expenses. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The Private Placement closed on August 4, 2025. The Company incurred offering costs of approximately $100,000, resulting in net proceeds of approximately $1,649,998.

Stock Options

There were no options exercised during the three months ended March 31, 2026 and the year ended December 31, 2025.

Warrants

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 113 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $8,000.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of March 31, 2026, the Underwriter Warrants had not been exercised, and had a weighted average exercise price of $8,000.00 per share and a remaining weighted average time to expiration of 0.21 years.

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 16 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $6,400.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of March 31, 2026, the Lender Warrant had not been exercised, and had a weighted average exercise price of $6,400.00 per share and a remaining weighted average time to expiration of 5.37 years.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

PIPE Warrants

On December 1, 2021, the Company completed a private placement (the “PIPE”) in which the Company issued warrants (the “PIPE Warrants”) to purchase up to an aggregate of 1,641 shares of common stock. These PIPE Warrants have an exercise price of $10,400.00 per share and are immediately exercisable upon issuance and will expire on the five and one-half-year anniversary of the issuance date.

On February 13, 2024, the Company entered into certain warrant repurchase and termination agreements with the holders of the PIPE Warrants to repurchase the PIPE Warrants for a purchase price equal to $32 multiplied by the number of shares of common stock issuable pursuant to such PIPE Warrants. In connection with such repurchases, all past, current and future obligations of the Company relating to the PIPE Warrants were released, discharged and are of no further force or effect.

A summary of total warrant activity during the three months ended March 31, 2026 is as follows:

			Weighted
		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Term in Years
Balance at December 31, 2024	20,119	$168.94	2.09
Granted	32,311	44.88	—
Exercised	(19,991)	120	—
Balance at December 31, 2025	32,439	7,804.88	1.09
Exercised	(32,311)	44.88	—
Balance at March 31, 2026	128	$7,804.88	0.84

9. STOCK-BASED COMPENSATION

Stock Incentive Plans

2021 Plan

In March 2021, the Company adopted the iSpecimen Inc. 2021 Stock Incentive Plan, which was subsequently amended in June 2021 and then on May 25, 2022 (the “2021 Plan”). The 2021 Plan was adopted to enhance the Company’s ability to attract, retain and motivate employees, officers, directors, consultants, and advisors by providing such persons with equity ownership opportunities and performance-based incentives. The 2021 Plan authorizes options, restricted stock, RSUs and other stock-based awards. The Company’s board of directors, or any committee to which the board of directors delegates such authority, has the sole discretion in administering, interpreting, amending, or accelerating the 2021 Plan. Awards may be made under the 2021 Plan for up to 760 shares of the Company’s common stock, and the 2021 Plan was made effective with the completion of the IPO.

On May 24, 2023, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the 2021 Plan to increase the number of shares under the 2021 Plan from 760 shares of common stock to 2,337 shares of common stock.

No equity awards were granted under the 2021 Plan during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there were 1,830 shares of common stock available for future grants under the 2021 Plan.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 2,142.

No equity awards were granted under the 2013 Plan during the three months ended March 31, 2026 and 2025. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
			Average
	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	212	$1,328	5.20	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(139)	970.8	—	—
Balance at December 31, 2025 and March 31, 2026	73	$2,012.40	6.98	$—

Options exercisable at March 31, 2026	70	$2,069.60	6.63	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the three months ended March 31, 2026 and 2025.

No stock options granted during the three months ended March 31, 2025. The weighted average grant date fair value of stock options issued in the three months ended March 31, 2025 was $2.15. The following table sets forth the recorded stock options compensation expense of the Company during the three months ended March 31, 2026 and 2025:

	2026	2025
Operating expenses:
Technology	$—	$—
Sales and marketing	—	34
Supply development	—	477
Fulfillment	153	512
General and administrative	—	—
Total stock options expense	$153	$1,023

As of March 31, 2026 and 2025, a total of $543 and $9,071 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.25 and 3.50 years, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs Outstanding	Average Grant Date Fair Value
Unvested Balance at December 31, 2024	20.55	$5,293.6
Granted	—	—
Vested	(10)	4,519.6
Forfeited	(9.93)	4,354.8
Unvested Balance at December 31, 2025	0.62	$3,888
Granted	—	—
Vested	(0.4)	3,888
Forfeited	—	—
Unvested Balance at March 31, 2026	0.22	$3,888

The Company recorded RSUs compensation expense during the three months ended March 31, 2026 and 2025 as follows:

	2025	2024
Operating expenses:
Technology	$—	$2,875
Sales and marketing	—	8,808
Supply development	—	—
Fulfillment	875	6,815
General and administrative (recovery)	—	(3,620)
Total stock options expense	$875	$14,878

As of March 31, 2026 and 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $0 and $40,679, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 0 and 1 year, respectively.

10. INCOME TAXES

As of March 31, 2026 and December 31, 2025, the Company had federal net operating loss carryforwards of approximately $73,539,000 and $71,275,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $60,563,000 can be carried forward indefinitely. As of March 31, 2026 and December 31, 2025, the Company had state net operating loss carryforwards of approximately $40,809,000 and $39,767,000, respectively, that expire at various periods through 2045, respectively. At March 31, 2026 and December 31, 2025, the Company had federal and state tax credits of approximately $2,221,000 and $2,221,000, respectively, available for future periods that expire at various periods through 2045. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

Due to changes in ownership provisions of the Internal Revenue Code, the availability of the Company’s NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code against taxable income in the future period, which could substantially limit the eventual utilization of such carryforwards.

11. SEGMENT AND GEOGRAPHIC INFORMATION

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

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Set out below is information about the assets and liabilities as at March 31, 2026 and December 31, 2025 and profit or loss from each segment for the three months ended March 31, 2026 and 2025.

	March 31, 2026	December 31, 2025
Financial statement line item:
Reportable segment assets	$6,609,658	$9,531,410
Reportable segment liabilities	5,795,620	6,443,179

	Three Months Ended March 31,
	2026	2025
Financial statement line item:
Revenues from external customers	$156,009	$1,057,510
Less:
Cost of revenue, excluding amortization	84,410	609,391
Technology expenses, excluding amortization	114,013	177,649
Sales and marketing expenses	1,542,297	347,140
Supply development expenses	34,017	93,681
Fulfillment expenses	105,724	293,766
Other segment items (a)	413,862	743,872
Depreciation & amortization expense	135,945	432,709
Interest expense	—	1,946
Interest income	(291)	(2,788)
Interest and penalties on sales tax liability	1,253	18,540
Income tax expense	—	—
Reportable segment income (loss)	$(2,275,221)	$(1,658,396)

(a)	Other segment items included in reportable segment net loss consists mainly of general and administrative expenses for corporate functions, such as insurance expenses, associated software licenses, other payroll and related expenses for human resources, legal, finance and executive teams, other consulting and professional fees for corporate services rendered, other marketing expenses, franchise tax, other gains and losses, and other overhead expense.

The Company’s reportable business segment sell their goods in four geographic locations:

●	Americas
●	Europe
●	Middle East/Africa
●	Asia Pacific

The following table represents the percentage of total revenue by geographic area, based on the location of the customer for the three months ended March 31, 2026 and 2025, respectively.

	2026	2025
Americas	87.16%	95.37%
Europe, Middle East and Africa	—%	4.63%
Asia Pacific	12.84%	—

12. SUBSEQUENT EVENTS

On April 9, 2026, the Company’s board of directors approved a one-for-forty (1:40) reverse stock split of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split became effective on April 27, 2026, and the Company’s common stock began trading on a split-adjusted basis on Nasdaq on April 28, 2026.

On May 8, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell 488,281 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” or “Shares”), at a purchase price of $5.12 per Share. In lieu of Shares that would otherwise result in a purchaser’s beneficial ownership exceeding 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of such Shares, certain purchasers may elect to receive pre-funded warrants (the “Pre-Funded Warrants”) at a purchase price of $5.1199 per Pre-Funded Warrant (equal to the per Share purchase price less $0.0001). Each Pre-Funded Warrant is exercisable immediately upon issuance for one share of Common Stock at an exercise price of $0.0001 per share and will remain exercisable until exercised in full. The shares of Common Stock issuable upon exercise of the Pre-Funded Warrants are referred to herein as the “Warrant Shares”. The offering closed on May 11, 2026.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Private Placement Offering

On July 31, 2025, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 38,996 securities, comprised of (i) 6,684 shares of Common Stock at a purchase price of $44.88 per Share, and (ii) pre-funded warrants to purchase up to 32,311 shares of Common Stock at a purchase price of $44.88 per Share, for aggregate gross proceeds of $1,749,998, before deducting placement agent fees and other offering expenses. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The Private Placement closed on August 4, 2025.

On May 8, 2026, the Company entered into the Purchase Agreement with certain Investors, pursuant to which the Company agreed to issue and sell 488,281 Shares, at a purchase price of $5.12 per Share. In lieu of Shares that would otherwise result in a purchaser’s beneficial ownership exceeding 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of such Shares, certain purchasers may elect to receive Pre-Funded Warrants at a purchase price of $5.1199 per Pre-Funded Warrant (equal to the per Share purchase price less $0.0001). Each Pre-Funded Warrant is exercisable immediately upon issuance for one share of Common Stock at an exercise price of $0.0001 per share and will remain exercisable until exercised in full. The offering closed on May 11, 2026.

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

On April 9, 2026, the Company’s board of directors approved a one-for-forty (1:40) reverse stock split of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split became effective on April 27, 2026, and the Company’s common stock began trading on a split-adjusted basis on Nasdaq on April 28, 2026.

Underwritten Offering

On July 23, 2025, the Company entered into an underwriting agreement with WestPark (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in an underwritten public offering, an aggregate of 142,857 securities, consisting of (i) 37,066 shares of Common Stock, and (ii) pre-funded warrants to purchase up to 105,791 shares of Common Stock, at an exercise price of $0.004 per share. The securities were sold at a public offering price of $28 per share (or $27.99 per pre-funded warrant), for gross proceeds of $3,999,574, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The offering closed on July 25, 2025.

As part of its compensation for acting as Underwriter for the offering, the Company paid the Underwriter a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $419,983 and settled non-offering related legal fees of approximately $93,837, resulting in net proceeds of approximately $3,485,754.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We increased our allowance for doubtful accounts in accounts receivables by $369 as of March 31, 2026 due to certain customers either lack liquidity or have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in the first quarter of 2026 to mitigate the risk to future collectability of receivables.

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

As of March 31, 2026, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Form 10-Q. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

During the three months ended March 31, 2026, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 39% during the year December 31, 2025 when compared to the year ended December 31, 2024. During the first quarter of 2026, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 70% and technology costs of approximately 36% during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024 and up to the first quarter of 2026, as evidenced by increased conversion ratios of quotes to purchase orders of 44%. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2025 when compared to 2024 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the three months ended March 31, 2026 and 2025, we capitalized approximately $1,700,000 and $0, respectively, of internally developed software costs, of which $1,000,000 was reclassified from software under development. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

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

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2026 and 2025 (Unaudited)

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
Revenue	$156,009	$1,057,510	$(901,501)	(85)%
Operating expenses:
Cost of revenue	84,410	657,279	(572,869)	(87)%
Technology	247,549	545,367	(297,818)	(55)%
Sales and marketing	1,542,297	347,140	1,195,157	344%
Supply development	34,017	93,681	(59,664)	(64)%
Fulfillment	105,724	293,766	(188,042)	(64)%
General and administrative	680,415	758,666	(78,251)	(10)%
Total operating expenses	2,694,412	2,695,899	(1,487)	(0)%
Loss from operations	(2,538,403)	(1,638,389)	900,014	55%
Other income, net
Interest expense	—	(1,946)	1,946	100%
Interest income	291	2,788	(2,497)	(90)%
Interest and penalties on sales tax liability	(1,253)	(18,540)	17,287	100%
Other income (expense), net	264,144	(2,309)	266,453	(11,540)%
Total other income, net	263,182	(20,007)	283,189	(1,415)%
Net loss	$(2,275,221)	$(1,584,482)	616,825	37%

Revenue

Revenue decreased by approximately $902,000, or 85%, from approximately $1,058,000 for the three months ended March 31, 2025 to approximately $156,000 for the three months ended March 31, 2026. This was primarily due to the decrease of 1,419, or approximately 61%, in specimen count from 2,309 specimens in the three months ended March 31, 2025 to 890 specimens in the three months ended March 31, 2026.

The effect of the decrease in specimen count also caused the average selling price per specimen to decrease by $283, or 62%, from approximately $458 during the three months ended March 31, 2025 to $175 during the three months ended March 31, 2026. The significant decline in revenue was mainly due to decrease in customers’ orders and procurement during the three months ended March 31, 2026.

Cost of Revenue

Cost of revenue decreased by approximately $573,000, or 87%, from approximately $657,000 for the three months ended March 31, 2025 to approximately $84,000 for the three months ended March 31, 2026, which was attributable to an approximately 62% decrease in the number of specimens delivered for the current period as compared to the accessioned specimens in the same period in the prior year, and an approximately $190, or 67%, decrease in the average cost per specimen.

Technology

Technology expenses decreased by approximately $298,000, or 55%, from approximately $545,000 for the three months ended March 31, 2025 to approximately $248,000 for the three months ended March 31, 2026. The decrease was related to decrease in amortization expense of internally developed software of approximately $234,000 and payroll and related expenses of approximately $81,000, which was partially offset by the increase in professional fees of approximately $17,000.

Technology expenditures capitalized as internally developed software costs increased by approximately $700,000, or 100%, from approximately $0 for the three months ended March 31, 2025 to $700,000 for the three months ended March 31, 2026 due to installation of a new platform to modernize the Company’s internally developed software, as part of the digital transformation program in 2025 when compared to the reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2025 and 2024.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $1,195,000, or 344%, from approximately $347,000 for the three months ended March 31, 2025 to approximately $1,542,000 for the three months ended March 31, 2026. The increase was primarily attributable to increases in external marketing expense of approximately $1,501,000, which was partially offset by the decrease in payroll and related expenses of approximately $259,000 and advertising and promotions expense of approximately $45,000.

Supply Development

Supply development expenses decreased by approximately $60,000, or 64%, from approximately $94,000 for the three months ended March 31, 2025 to approximately $34,000 for the three months ended March 31, 2026. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $60,000.

Fulfillment

Fulfillment costs decreased by approximately $188,000, or 64%, from approximately $294,000 for the three months ended March 31, 2025 to approximately $106,000 for the three months ended March 31, 2026. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $185,000 for personnel engaged in order fulfillment and general operating expenses related to fulfillment of approximately $3,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $78,000, or 10%, from approximately $759,000 for the three months ended March 31, 2025 to approximately $680,000 for the three months ended March 31, 2026. The decrease was attributable to a decrease in professional fees of approximately $91,000, utilities and facilities expenses of approximately $2,000, doubtful account expense of approximately $111,000, amortization and depreciation of approximately $15,000, taxes and insurance of approximately $95,000, and franchise tax of $20,000, which were partially offset by the increase in compensation costs of approximately $253,000 and general operating expenses of approximately $3,000.

Other Income, net

Other income, net, increased by approximately $283,000, or 1,415%, from an income of approximately $20,000 for the three months ended March 31, 2025 to approximately $263,000 for the three months ended March 31, 2026. The decrease in other income, net, was attributable to the increase of other income of approximately $266,000, decrease in interest income of approximately $2,000, decrease in recovery of interest and penalties on sales tax liability of approximately $17,000 and increase in interest expense of approximately $2,000.

Liquidity and Capital Resources

	March 31,	December 31,	Change
	2026	2025	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$2,818,989	$6,880,835	$(4,061,846)	(59)%
Working capital	2,115,634	723,284	1,392,350	193%
Total assets	6,609,658	9,531,410	(2,921,752)	(31)%
Total stockholders’ equity	794,038	3,088,231	(2,294,193)	(74)%

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
	(unaudited)
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(3,361,846)	$(1,095,845)	$(2,266,001)	207%
Net cash flows used in investing activities	(700,000)	—	(700,000)	100%
Net cash flows provided by financing activities	—	—	—	—%
Net increase (decrease) in cash and cash equivalents	$(4,061,846)	$(1,095,845)	$(2,966,001)

Capital Resources

We have recurring losses since inception. As of March 31, 2026, our available cash and cash equivalents totaled approximately $2,818,989, which represented a decrease of approximately $4,062,000 from approximately $6,881,000, as of December 31, 2025. We had working capital deficit of approximately $2,116,000, an accumulated deficit of approximately $84,625,000, cash and cash equivalents of approximately $2,819,000 and accounts payable and accrued expenses of approximately $5,351,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the three months ended March 31, 2026, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 39% during the year December 31, 2025 when compared to the year ended December 31, 2024. During the first quarter of 2026, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 70% and technology costs of approximately 36% during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the year ended December 31, 2025, the Company engaged in raising capital through equity financing as discussed in Note 10.

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

Cash Flows

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was approximately $3,362,000, which consisted of a net loss of approximately $2,295,000 offset by non-cash charges of approximately $124,000, which included approximately of $134,000 related to amortization of internally developed software, approximately $1,000 in stock-based compensation, approximately $400 in bad debt expense, approximately $2,000 related to depreciation of property and equipment, and approximately $0 related to amortization of other intangible assets.

Total changes in assets and liabilities of approximately $942,000 were attributable to an approximately $85,000 increase in accounts receivable, an approximately $15,000 decrease in operating lease right-of-use asset and an approximately $374,000 decrease in accounts payable, offset by an approximately $507,000 increase in prepaid expenses, an approximately $24,000 decrease in accrued expenses, an approximately $14,000 decrease in operating lease liability and an approximately $3,000 decrease in deferred revenue.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $1,096,000, which consisted of a net loss of approximately $1,584,000 offset by non-cash charges of approximately $486,000, which included approximately of $368,000 related to amortization of internally developed software, approximately $16,000 in stock-based compensation, approximately $37,000 in bad debt expense, approximately $17,000 related to depreciation of property and equipment, and approximately $48,000 related to amortization of other intangible assets.

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

Investing Activities

Net cash used in investing activities was approximately $700,000 for the three months ended March 31, 2026, which consisted of approximately $700,000 of capitalization of intangible assets under development. We intend to continue to use our existing cash to grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

During the year ended December 31, 2024, we invested approximately $653,000 in further developing our iSpecimen Marketplace technology, in comparison to the cash invested during the year ended December 31, 2023 of approximately $3,767,000.

There was no cash provided by investing activities during the three months ended March 31, 2026.

Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2026.

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

Critical Accounting Policies and Estimates

We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial condition in conformity with GAAP. We apply these accounting policies in a consistent manner. Our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies,” in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2026.

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

Not required for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. During the fourth quarter of 2024, the Company underwent leadership transitions at the director and officer levels. To mitigate any risks associated with these changes, the Board has increased its oversight of company payments and financial transactions. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Focus amended its complaint to enforce the Settlement Agreement and obtained an order for pre-judgment security in the amount of $420,000, to be funded by 15% of “revenue.” This order was clarified on December 17, 2025 to require only 15% of “net revenue,” with the result only $13,000 has been deposited in escrow to date. The Company has asserted counterclaims against Focus for consequential damages arising from the February 2025 service disruption and failure to perform under the agreements. On September 3, 2025, Focus reduced their global settlement demand to $100,000, and on September 9, 2025, the Company increased their offer to $30,000, which figure was rejected by Focus. The case remains in the discovery phase, and no trial date has been set.

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

During the three months ended March 31, 2026, the Company settled this legal matter and the parties agreed to a $200,000 settlement pursuant to a settlement agreement executed on February 15, 2026 (Note 14).

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On February 17, 2026, Ms. Siyun Yang resigned as a director of the Company, effective immediately. Ms. Yang’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Ms. Yang had served as an independent director since February 2025 and was a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Form of Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024)
3.2	Certificate of Designation of Series C Convertible Non-Voting Preferred Stock as filed on December 30, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)
3.3	Amended Certificate of Designation of Series C Convertible Non-Voting Preferred Stock as filed on January 16, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026)
4.1	Senior Note, dated as of September 24, 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2024)
10.1	Form of Securities Purchase Agreement, dated December 30, 2025, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)
10.2	Form of Registration Rights Agreement, dated December 30, 2025, by and between the Company and the Investors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)
10.3	Form of Placement Agent Agreement, dated December 30, 2025, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2026)
10.4	Form of Consulting Agreement, dated December 31, 2025, by and between iSpecimen Inc. and IR Agency LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSpecimen Inc.

Date: May 15, 2026	By:	/s/ Katharyn Field
	Name:	Katharyn Field
	Title:	Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer)