Form 10-Q
period 2026-06-30
iSpecimen Inc.
filed 2026-08-14
CIK 1558569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 14, 2026, there were 2,518,590 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

iSPECIMEN INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSpecimen Inc.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,414,364	$6,880,835
Accounts receivable and other receivables, net of allowance for doubtful accounts of $642,489 and $646,067 at June 30, 2026 and December 31, 2025, respectively	21,257	48,298
Prepaid expenses and other current assets	48,941	25,457
Total current assets	4,484,562	6,954,590
Property and equipment, net	21,011	25,543
Internally developed software, net	2,637,138	1,270,017
Intangible assets under development	—	1,000,000
Operating lease right-of-use asset	238,390	269,160
Security deposits	12,100	12,100
Total assets	$7,393,201	$9,531,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,671,952	$5,362,604
Accrued expenses	619,270	619,242
Operating lease current obligation	61,182	56,925
Deferred revenue	124,696	192,535
Total current liabilities	5,477,100	6,231,306
Operating lease long-term obligation	179,721	211,873
Total liabilities	5,656,821	6,443,179

Commitments and contingencies (See Note 7)

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 1,522,398 issued and 1,522,359 outstanding at June 30, 2026 and 212,015 issued and 211,976 outstanding at December 31, 2025	152	21
Series C convertible preferred stock, $0.0001 par value 50,000,000 shares authorized, 0 issued and outstanding at June 30, 2026 and 6,875 issued and outstanding as at December 31, 2025	—	1
Additional paid-in capital	87,724,581	85,438,530
Treasury stock, 39 shares at June 30, 2026 and December 31, 2025, at cost	(172)	(172)
Accumulated deficit	(85,988,181)	(82,350,149)
Total stockholders’ equity	1,736,380	3,088,231
Total liabilities and stockholders’ equity	$7,393,201	$9,531,410

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-40 reverse stock split on April 27, 2026.

iSpecimen Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$151,940	$713,135	$307,949	$1,770,645
Operating expenses:
Cost of revenue	83,290	444,177	167,700	1,101,456
Technology	290,230	536,311	554,883	1,081,678
Sales and marketing	544,465	258,382	2,086,762	605,522
Supply development	37,511	99,090	71,528	192,771
Fulfillment	116,922	248,225	222,646	541,991
General and administrative	442,508	948,376	1,105,818	1,707,042
Total operating expenses	1,514,926	2,534,561	4,209,337	5,230,460

Loss from operations	(1,362,986)	(1,821,426)	(3,901,388)	(3,459,815)

Other income, net
Interest expense	—	—	—	(1,946)
Interest income	270	398	561	3,186
Interest and penalties on sales tax liability	—	9,620	(1,253)	(8,920)
Other income, net	(95)	764,165	264,048	761,856
Total other income, net	175	774,183	263,356	754,176

Net loss and comprehensive loss	$(1,362,811)	$(1,047,243)	$(3,638,032)	$(2,705,639)

Net loss per share - basic and diluted	$(0.98)	$(16.78)	$(4.18)	$(44.90)

Weighted average shares of common stock outstanding - basic and diluted	1,394,482	62,424	870,858	60,263

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-40 reverse stock split on April 27, 2026.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	6,875	$1	211,976	$21	39	$(172)	$85,438,530	$(82,350,149)	$3,088,231
Stock-based compensation expense	—	—	—	—	—	—	153	—	153
Vesting of restricted stock	—	—	3	—	—	—	875	—	875
Issuance of common stock through exercise of prefunded warrants	—	—	32,312	3	—	—	(3)	—	—
Issuance of common stock through conversion of Series C convertible preferred stock	(3,830)	(1)	497,287	50	—	—	(49)		—
Net loss	—	—	—	—	—	—	—	(2,275,221)	(2,275,221)
Balance at March 31, 2026	3,045	$—	741,578	$74	39	$(172)	$85,439,506	$(84,625,370)	$814,038

Stock-based compensation expense	—	—	—	—	—	—	153	—	153
Issuance of common stock in connection with PIPE financing	—	—	85,202	8	—	—	2,499,992	—	2,500,000
Issuance of common stock through conversion of Series C convertible preferred stock	(3,161)	—	726,049	73	—	—	(73)	—	—
Reversal of issued common stock through conversion of Series C convertible preferred stock due to error on issuance	116	—	(30,517)	(3)			3	—	—
Effect of reverse split stock on outstanding common stock	—	—	47	—	—	—	—	—	—
Offering costs in connection with PIPE financing	—	—	—	—	—	—	(215,000)	—	(215,000)
Net loss	—	—	—	—	—	—	—	(1,362,811)	(1,362,811)
Balance at June 30, 2026	—	$—	1,522,359	$152	39	$(172)	$87,724,581	$(85,988,181)	$1,736,380

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-40 reverse stock split on April 27, 2026.

iSpecimen Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	42,423	$4	1,550	$(172)	$75,173,793	$(71,862,617)	$3,311,008
Stock-based compensation expense	—	—	—	—	1,158	—	1,158
Vesting of restricted stock	4	—	—	—	14,743	—	14,743
Issuance of common stock through exercise of prefunded warrants	19,992	2	—	—	(2)	—	—
Net loss	—	—	—	—	—	(1,658,396)	(1,658,396)
Balance at March 31, 2025	62,419	$6	1,550	$(172)	$75,189,692	$(73,521,013)	$1,668,513
Stock-based compensation expense recovery	—	—	—	—	(66)	—	(66)
Vesting of restricted stock	6	—	—	—	1,869	—	1,869
Offering costs in connection with the on-going Public Offering	—	—	—	—	(1,100)	—	(1,100)
Net loss	—	—	—	—	—	(1,047,243)	(1,047,243)
Balance at June 30, 2025	62,425	$6	1,550	$(172)	$75,190,395	$(74,568,256)	$621,973

See accompanying notes to these unaudited condensed financial statements.

Reflects retroactive effect of a 1-for-40 reverse stock split on April 27, 2026.

iSpecimen Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,638,032)	$(2,705,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,181	17,704
Amortization of internally developed software	332,879	735,436
Amortization of other intangible assets	—	95,777
Depreciation of property and equipment	4,532	34,228
Bad debt expense	(3,578)	17,578
Gain on debt settlement	(261,525)	—
Accounts receivable	30,619	1,054,589
Prepaid expenses and other current assets	(23,484)	59,966
Operating lease right-of-use asset	30,770	28,976
Accounts payable	(429,127)	117,449
Accrued expenses	28	(523,219)
Operating lease liability	(27,895)	(24,282)
Deferred revenue	(67,839)	(196,642)
Net cash used in operating activities	(4,051,471)	(1,288,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of internally developed software	(700,000)	—
Purchase of property and equipment	—	(454)
Net cash used in investing activities	(700,000)	(454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with private placement	2,500,000	—
Payment of offering costs in connection with the issuance of common stock in connection with private placement	(215,000)	(1,100)
Net cash provided by (used in) financing activities	2,285,000	(1,100)

Net decrease in cash and cash equivalents	(2,466,471)	(1,289,633)
Cash and cash equivalents at beginning of period	6,880,835	1,878,408
Cash and cash equivalents at end of period	$4,414,364	$588,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,946

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

Except as otherwise indicated, all references to the Company’s common stock, share data, per share data and related information has been adjusted for the Reverse Stock Split ratio of 1-for-40 as if they had occurred at the beginning of the earliest period presented. The Reverse Stock Split combined each 40 shares of our outstanding common stock and treasury shares into one share of common stock without any change in the par value per share, and the Reverse Stock Split correspondingly adjusted, among other things, the exercise rate of our warrants and options into the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Going Concern Uncertainty and Management’s Plan

The Company has recognized recurring losses since inception. As of June 30, 2026, the Company had negative working capital of $992,538, an accumulated deficit of $85,988,181, cash and cash equivalents of $4,414,364, and accounts payable and accrued expenses of $5,291,222. Since inception, the Company has relied upon raising capital and its revenues to finance operations.

The future success of the Company is dependent on its ability to successfully obtain additional working capital and/or to ultimately attain profitable operations. During the six months ended June 30, 2026, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right-sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 39% during the year ended December 31, 2025 when compared to the year ended December 31, 2024. During the second quarter of 2026, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 17% during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Technology costs increased approximately 450% during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 as a result of the development and improvement of the Company’s internally developed software. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the year ended December 31, 2025, the Company engaged in raising capital through equity financing as discussed in Note 8.

The Company may be unsuccessful in increasing its revenues or containing its operating expenses, or it may be unable to raise additional capital on commercially favorable terms. The Company’s failure to generate additional revenues or contain operating costs would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue as a going concern. If the Company does not generate enough revenue to provide an adequate level of working capital, its business plan will be scaled down further.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes to these accounting policies during the six months ended June 30, 2026.

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

Concentrations of Credit Risk - Suppliers

For the six months ended June 30, 2026, one supplier (Supplier A) accounted for approximately 33.93% of the Company’s total purchases (cost of revenues). For the six months ended June 30, 2025, no supplier accounted for 10% or more of the Company’s total purchases (cost of revenues). One other supplier (Supplier B) accounted for 10% or more of total purchases (cost of revenues) in 2026 for approximately 10.54%.

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

For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of June 30, 2026 and December 31, 2025, respectively, because of their short-term nature.

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

Notes to Unaudited Condensed Financial Statements

Significant customers

For the six months ended June 30, 2026, one customer (Customer A) accounted for approximately 28.37% of the Company’s total revenues. For the six months ended June 30, 2025, one customer (Customer B) accounted for approximately 16.29% of the Company’s total revenues. Two other customers (Customer C and Customer D, respectively) accounted for 10% or more of total revenues in 2026 for approximately 14.64% and 11.44%, respectively, and one additional customer (Customer E) accounted for 10% or more of total revenues in 2025 for approximately 13.28%.

As of June 30, 2026, one customer accounted for 50.18% of total accounts receivable. As of December 31, 2025, one customer accounted for approximately 28.16% of total accounts receivable. Three other customers accounted for 10% or more of total accounts receivable as of June 30, 2026, each for approximately 13.50%. No other customer accounted for 10% or more of total accounts receivable as of December 31, 2025.

The loss of any of the customers described above, a significant reduction in their purchases, or difficulties collecting outstanding amounts due from these customers could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The following table summarizes the Company’s revenue for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Specimens - contracts with customers	$125,435	$671,694	$259,842	$1,648,664
Shipping and other	26,505	41,441	48,107	121,981
Revenue	$151,940	$713,135	$307,949	$1,770,645

The Company carries its accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable to determine if an allowance for doubtful accounts is necessary, based on the current expected credit loss model. Receivables are written off when deemed uncollectible, with any future recoveries recorded as income when received. As of June 30, 2026 and December 31, 2025, the Company had an allowance for doubtful accounts of $642,489 and $646,067, respectively.

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

Intangible assets under development

During the year 2025, the Company internally developed its AI-powered Inventory Agent, a purpose-built tool designed to help accelerate the process of reviewing incoming biospecimen requests and matching them with available inventory across its global supplier network. The Company paid $1,000,000 in 2025 for the completion of milestone 1 and $700,000 in 2026 for the completion of milestone 2. In March 2026, the new platform was launched. The costs have been capitalized to internally developed software during the six months ended June 30, 2026, and the Company recognized $104,194 of amortization in relation to the new platform.

The Company performs the impairment test on an annual basis, or when events or changes in circumstances indicate that the carrying value may not be recoverable, and an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Long-lived assets consist of property and equipment, internal-use software and other intangible assets. No impairment charges were recorded for the six months ended June 30, 2026 and 2025.

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

As of December 31, 2024, the inventory consisted of several types of human biospecimens – biofluids (plasma/serum) and solid tissues (blocks/curls). During the year ended December 31, 2025, the Company capitalized net additional costs of approximately $42,000 of returned specimens and recognized inventory obsolescence and write-off for a total of approximately $6,000.

Management reviews inventory assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. During the year ended December 31, 2025, the Company performed the impairment test and concluded that an impairment loss must be recognized because most of the remaining specimens are obsolete and that those returned specimens are very difficult to sell to other customers and are deemed no longer recoverable. The Company recorded the impairment as an inventory reserve.

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

The table below provides information on shares of the Company’s common stock issuable upon vesting and exercise, as of June 30:

	2026	2025
Shares issuable upon vesting of RSUs	2	3
Shares issuable upon exercise of stock options	79	98
Shares issuable upon exercise of Lender Warrant (defined below) to purchase common stock	16	16
Shares issuable upon exercise of Underwriter Warrant (defined below) to purchase common stock	—	113
Shares issuable upon exercise of Pre-funded Warrants to purchase common stock	403,088	—

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at the dates indicated:

	June 30,	December 31,
	2026	2025
Website	$285,377	$285,377
Computer equipment and purchased software	91,786	91,786
Equipment	19,291	19,291
Furniture and fixtures	26,982	26,982
Leasehold improvements	12,646	12,646
Total property and equipment	436,082	436,082
Accumulated depreciation	(415,071)	(410,539)
Total property and equipment, net	$21,011	$25,543

Depreciation expense for property and equipment was $2,123, and $17,125 for the three months ended June 30, 2026 and 2025, respectively, and $4,532 and $34,228 for the six months ended June 30, 2026 and 2025, respectively.

4. INTERNALLY DEVELOPED SOFTWARE, NET

During the year ended December 31, 2025, the Company capitalized $1,000,000 of its new platform, which was initially recorded under intangible asset under development, in connection with the digital transformation of the technology platform and web interfaces. Capitalized costs consist of fees paid for the installation of a new platform to modernize the Company’s infrastructure, the first phase of its digital transformation program. As of June 30, 2026, this cost has been reclassified to internally developed software in connection with the launch and use of the new platform in March 2026.

During the six months ended June 30, 2026, the Company capitalized $700,000 of its internally developed software in connection with the digital transformation of the technology platform and web interfaces. Capitalized costs consist of fees paid for the system integration and marketplace activation of the new platform, the second phase of its digital transformation program.

The Company recognized $332,879 and $735,436 of amortization expense associated with capitalized internally developed software costs during the six months ended June 30, 2026 and 2025, respectively. Accumulated amortization associated with capitalized internally developed software costs as of June 30, 2026, and December 31, 2025, was $7,668,858 and $10,472,608, respectively.

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

During the year ended December 31, 2025, the Company wrote off the net value of other intangible assets of approximately $525,000.

6. FAIR VALUE MEASUREMENTS

As of June 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis.

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

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. There was no sublease rental income for the six months ended June 30, 2026, and the Company is not the lessor in any lease arrangement, and there were no related-party lease agreements.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating lease for the six months ended June 30, 2026:

Operating lease expense	$41,061
Short-term lease expense	-
Total lease cost	$41,061

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lease Position as of June 30, 2026

Right-of-use lease assets and lease liabilities for the Company’s operating lease as of June 30, 2026 were recorded in the balance sheet as follows:

Assets
Operating lease right-of-use assets	$238,390
Total lease assets	$238,390

Liabilities
Current liabilities:
Operating lease liability – current portion	$61,182
Non-current liabilities:
Operating lease liability – net of current portion	179,721
Total lease liability	$240,903

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating lease as of June 30, 2026:

Weighted average remaining lease term (in years) – operating lease	3.33
Weighted average discount rate – operating lease	8.00%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the balance sheet are as follows:

2026 (excluding the six months ended June 30, 2026)	$38,186
2027	80,190
2028	84,200
Thereafter	73,675
Total future minimum lease payments	276,251
Less effect of discounting	(35,348)
Present value of future minimum lease payments	$240,903

Rent expense for the three months ended June 30, 2026 and 2025 amounted to $22,070 and $20,531, respectively. Rent expense for the six months ended June 30, 2026 and 2025 amounted to $42,711 and $41,061, respectively.

Cash Flows

Supplemental cash flow information related to the operating lease for the six months ended June 30, 2026 was as follows:

Non-cash operating lease expense (operating cash flow)	$30,770
Change in operating lease liabilities (operating cash flow)	$(27,895)

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

As of June 30, 2026, the Company has a sales tax liability of approximately $233,000 and related interests and penalties of approximately $55,000.

As of June 30, 2026, the Company had recovered approximately $551,000 of prior taxes from certain customers who do not have a sales tax exemption. The Company did not recognize any additional loss in its statement of operations and comprehensive loss related to the sales tax liability during the six months ended June 30, 2026.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Legal Proceedings

From time to time the Company is involved in litigation, claims, and other proceedings arising in the ordinary course of business. Such litigation and other proceedings may include, but are not limited to, actions relating to employment law and misclassification, intellectual property, commercial or contractual claims, or other consumer protection statutes. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. As of June 30, 2026, there were legal disputes pending against the Company, as described below.

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

On February 15, 2026, the Company signed a settlement agreement pursuant to the existing legal matter with EGS. Per agreement, the parties agreed to a $200,000 settlement in full satisfaction of all claims. During the six months ended June 30, 2026, the Company paid the agreed amount and settled this legal matter.

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

Azenta US, Inc. (“Azenta”)

On or around January 15, 2025, Azenta initiated a claim against the Company for $651,262 arising from a breach of contract, and unjust enrichment, among other things. The Company believes that Azenta’s claims are without legal or factual basis. Discovery has closed in this case, and the Company expects Azenta to move for summary judgment, which the Company will defend vigorously. As of the filing date of this Quarterly Report, the Company has made an offer of $125,000 to settle this case, but no response has been received from Azenta.

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

During the six months ended June 30, 2026, all Series C Preferred Shares were converted to 1,192,819 common shares pursuant to the terms of conversion. As at June 30, 2026, there were no Series C Preferred Shares available for future conversion.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Underwritten Offering

On July 23, 2025, the Company entered into an underwriting agreement with WestPark (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in an underwritten public offering, an aggregate of 142,862 securities, consisting of (i) 37,067 shares of Common Stock, and (ii) pre-funded warrants to purchase up to 105,795 shares of Common Stock, at an exercise price of $0.004 per share. The securities were sold at a public offering price of $28 per share (or $27.99 per pre-funded warrant), for gross proceeds of $3,999,574, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The offering closed on July 25, 2025.

As part of its compensation for acting as Underwriter for the offering, the Company paid the Underwriter a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $419,983 and settled non-offering related legal fees of approximately $93,837, resulting in net proceeds of approximately $3,485,754.

Private Placement Offering

On July 31, 2025, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 38,997 securities, comprised of (i) 6,685 shares of Common Stock at a purchase price of $44.88 per Share, and (ii) pre-funded warrants to purchase up to 32,312 shares of Common Stock at a purchase price of $44.88 per Share, for aggregate gross proceeds of $1,749,998, before deducting placement agent fees and other offering expenses. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The Private Placement closed on August 4, 2025. The Company incurred offering costs of approximately $100,000, resulting in net proceeds of approximately $1,649,998.

On May 8, 2026, the Company entered into the securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, an aggregate of 488,281 securities, comprised of (i) 85,202 shares of Common Stock at a purchase price of $5.12 per Share, and (ii) 403,088 pre-funded warrants to purchase up to 403,088 shares of Common Stock at a purchase price of $5.1199 per Pre-Funded Warrant (equal to the per Share purchase price less $0.0001), for aggregate gross proceeds of $2,500,000, before deducting placement agent fees and other offering expenses. Each Pre-Funded Warrant is exercisable immediately upon issuance for one share of Common Stock at an exercise price of $0.0001 per share and will remain exercisable until exercised in full. The offering closed on May 11, 2026.

Stock Options

There were no options exercised during the six months ended June 30, 2026 and the year ended December 31, 2025.

Warrants

Underwriter Warrants

In connection with the Company’s underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) and the representative of the Company’s IPO underwriters, the Company entered into a warrant agreement to purchase up to 113 shares of common stock to several affiliates of ThinkEquity (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at a per share exercise price of $8,000.00 and are exercisable at any time and from time to time, in whole or in part, during the four- and one-half year period commencing 180 days from the effective date of the IPO registration statement. The Underwriter Warrants became exercisable on or after December 16, 2021 (six months from the effective date of the offering) and expire on June 15, 2026. Upon issuance of the Underwriter Warrants, as partial compensation for its services as an underwriter, the fair value of approximately $0.4 million was recorded as equity issuance costs in the year ended December 31, 2021. As of June 30, 2026, the Underwriter Warrants that had a weighted average exercise price of $8,000.00 per share have expired unexercised.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Lender Warrant

In connection with the loan agreement entered into with Western Alliance Bank (the “Lender”) on August 13, 2021, the Company issued a warrant (the “Lender Warrant”) to the Lender to purchase 16 shares of common stock of the Company. The Lender Warrant is exercisable at a per share exercise price of $6,400.00 and is exercisable at any time on or after August 13, 2021 through August 12, 2031. The Company determined that the Lender Warrant was equity classified. As of June 30, 2026, the Lender Warrant had not been exercised, and had a weighted average exercise price of $6,400.00 per share and a remaining weighted average time to expiration of 5.12 years.

A summary of total warrant activity during the six months ended June 30, 2026 is as follows:

			Weighted
		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Term in Years
Balance at December 31, 2024	20,121	$168.94	2.09
Granted	32,312	44.88	—
Exercised	(19,992)	120.00	—
Balance at December 31, 2025	32,441	7,804.88	1.09
Granted	403,088	—	—
Exercised	(32,312)	44.88	—
Expired	(113)	8,000.00	—
Balance at June 30, 2026	403,104	$0.25	5.12

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

No equity awards were granted under the 2021 Plan during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there were 1,830 shares of common stock available for future grants under the 2021 Plan.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

2013 Plan

The iSpecimen Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was adopted on April 12, 2013 and subsequently amended on July 29, 2015. The aggregate number of shares of common stock that may be issued pursuant to the 2013 Plan was 2,142.

No equity awards were granted under the 2013 Plan during the six months ended June 30, 2026 and 2025. According to the 2013 Plan, which was adopted by the Company’s board of directors on April 12, 2013, no awards shall be granted under the 2013 Plan after the completion of ten years from the date on which the 2013 Plan was adopted by the Company’s board of directors. Therefore, as of April 13, 2023, no further shares had been granted under the 2013 Plan.

Stock Options

A summary of stock option activity under the 2021 Plan and 2013 Plan is as follows:

			Weighted
	Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	218	$1,328.00	5.20	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(139)	970.80	—	—
Balance at December 31, 2025 and June 30, 2026	79	$2,012.40	6.60	$—

Options exercisable at June 30, 2026	71	$2,066.80	6.55	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock price as of the balance sheet date and the exercise price of each in-the-money option on the last day of the period. No stock options were exercised during the six months ended June 30, 2026 and 2025.

No stock options granted during the six months ended June 30, 2026 and 2025. The following table sets forth the recorded stock options compensation expense of the Company during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Technology	$—	$—	$—	$—
Sales and marketing	—	35	—	69
Supply development (recovery)	—	(393)	—	84
Fulfillment	153	292	306	804
General and administrative	—	—	—	—
Total stock options expense (recovery)	$153	$(66)	$306	$957

As of June 30, 2026 and 2025, a total of $390 and $2,696 of unamortized compensation expense is being recognized over the remaining requisite service period of 2.00 and 3.25 years, respectively.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Units

A summary of RSUs activity under the 2021 Plan and 2013 Plan is as follows:

		Weighted
	RSUs Outstanding	Average Grant Date Fair Value
Unvested Balance at December 31, 2024	23	$5,293.6
Granted	—	—
Vested	(10)	4,519.6
Forfeited	(10)	4,354.8
Unvested Balance at December 31, 2025	3	$3,888
Granted	—	—
Vested	(3)	3,888
Effect of Reverse Stock Split	2	—
Unvested Balance at June 30, 2026	2	$3,888

The Company recorded RSUs compensation expense during the three and six months ended June 30, 2026 and 2025 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Technology (recovery)	$—	$(184)	$—	$2,691
Sales and marketing (recovery)	—	(23)	—	8,785
Supply development	—	—	—	—
Fulfillment	—	2,076	875	8,891
General and administrative recovery	—	—	—	(3,620)
Total RSU expense	$—	$1,869	$875	$16,747

As of June 30, 2026 and 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $0 and $6,912, and it is expected to be recognized on a straight-line basis over a weighted average period of approximately 0 and 0.75 year, respectively.

10. INCOME TAXES

As of June 30, 2026 and December 31, 2025, the Company had federal net operating loss carryforwards of approximately $74,385,000 and $70,205,000, respectively, of which approximately $13,000,000 expires at various periods through 2037 and approximately $61,385,000 can be carried forward indefinitely. As of June 30, 2026 and December 31, 2025, the Company had state net operating loss carryforwards of approximately $40,807,000 and $38,884,000, respectively, that expire at various periods through 2045, respectively. At June 30, 2026 and December 31, 2025, the Company had federal and state tax credits of approximately $2,025,000 and $2,025,000, respectively, available for future periods that expire at various periods through 2045. The Company has recorded a full valuation allowance against net deferred income tax assets due to a history of losses generated since inception.

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

The Company has one reportable segment – biospecimens. The Company derives its revenue by procuring specimens from its healthcare provider network and then distributing these annotated biospecimens to its research client base.

iSpecimen Inc.

Notes to Unaudited Condensed Financial Statements

Set out below is information about the assets and liabilities as at June 30, 2026 and December 31, 2025 and profit or loss from each segment for the six months ended June 30, 2026 and 2025.

	June 30, 2026	December 31, 2025
Financial statement line item:
Reportable segment assets	$7,393,201	$9,531,410
Reportable segment liabilities	5,656,821	6,443,179

	Six Months Ended June 30,
	2026	2025
Financial statement line item:
Revenues from external customers	$307,949	$1,770,645
Less:
Cost of revenue, excluding amortization	167,700	1,005,679
Technology expenses, excluding amortization	222,004	346,242
Sales and marketing expenses	2,086,762	605,522
Supply development expenses	71,528	192,771
Fulfillment expenses	222,646	541,991
Other segment items (a)	837,238	910,958
Depreciation and amortization expense	337,411	865,441
Interest expense	—	1,946
Interest income	(561)	(3,186)
Interest and penalties on sales tax liability	1,253	8,920
Income tax expense	—	—
Reportable segment loss	$(3,638,032)	$(2,705,639)

(a)	Other segment items included in reportable segment net loss consists mainly of general and administrative expenses for corporate functions, such as insurance expenses, associated software licenses, other payroll and related expenses for human resources, legal, finance and executive teams, other consulting and professional fees for corporate services rendered, other marketing expenses, franchise tax, other gains and losses, and other overhead expense.

The Company’s reportable business segment sell their goods in four geographic locations:

●	Americas

●	Europe

●	Middle East/Africa

●	Asia Pacific

The following table represents the percentage of total revenue by geographic area, based on the location of the customer for the six months ended June 30, 2026 and 2025, respectively.

	2026	2025
Americas	72.80%	94.93%
Europe, Middle East and Africa	9.07%	2.47%
Asia Pacific	18.13%	2.60%

12. SUBSEQUENT EVENT

On August 5, 2026, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with E.F. Hutton & Co. (the “Placement Agent”), and a securities purchase agreement (the “Purchase Agreement”) with investors in connection with which the Company agreed to issue and sell, in a “reasonable best efforts” public offering (the “Offering”) (i) 996,231 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase up to 2,849,923 shares of Common Stock (the “Pre-Funded Warrants”) for an aggregate purchase price of $5,000,000 (or $5,000,285 assuming the full exercise of the Pre-Funded Warrants), before deducting placement agent fees and other offering expenses. As part of its compensation for acting as Placement Agent for the Offering, the Company paid the Placement Agent a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees and a 1% non-accountable expense allowance. The Company intends to use the proceeds of the offering for repayment of outstanding liabilities, potential acquisitions of assets or investments in businesses, products and technologies, and for marketing and advertising services. The remainder of the proceeds will be used for working capital purposes. The offering closed on August 7, 2026.

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

Private Placement Offering

On July 31, 2025, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 38,997 securities, comprised of (i) 6,685 shares of Common Stock at a purchase price of $44.88 per Share, and (ii) pre-funded warrants to purchase up to 32,312 shares of Common Stock at a purchase price of $44.88 per Share, for aggregate gross proceeds of $1,749,998, before deducting placement agent fees and other offering expenses. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The Private Placement closed on August 4, 2025.

On May 8, 2026, the Company entered into the securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, an aggregate of 488,281 securities, comprised of (i) 85,202 shares of Common Stock at a purchase price of $5.12 per Share, and (ii) 403,088 pre-funded warrants to purchase up to 403,088 shares of Common Stock at a purchase price of $5.1199 per Pre-Funded Warrant (equal to the per Share purchase price less $0.0001), for aggregate gross proceeds of $2,500,000, before deducting placement agent fees and other offering expenses. Each Pre-Funded Warrant is exercisable immediately upon issuance for one share of Common Stock at an exercise price of $0.0001 per share and will remain exercisable until exercised in full. The offering closed on May 11, 2026.

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

Except as otherwise indicated, all references to our common stock, share data, per share data and related information have been adjusted for the Reverse Stock Split ratio of 1-for-40 as if they had occurred at the beginning of the earliest period presented. The Reverse Stock Split combined each 40 shares of our outstanding common stock and treasury shares into one share of common stock without any change in the par value per share, and the Reverse Stock Split correspondingly adjusted, among other things, the exercise rate of our warrants and options into our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

Underwritten Offering

On July 23, 2025, the Company entered into an underwriting agreement with WestPark (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in an underwritten public offering, an aggregate of 142,862 securities, consisting of (i) 37,067 shares of Common Stock, and (ii) pre-funded warrants to purchase up to 105,795 shares of Common Stock, at an exercise price of $0.004 per share. The securities were sold at a public offering price of $28 per share (or $27.99 per pre-funded warrant), for gross proceeds of $3,999,574, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The pre-funded warrants are immediately exercisable until such time as the pre-funded warrants are exercised in full. The offering closed on July 25, 2025.

As part of its compensation for acting as Underwriter for the offering, the Company paid the Underwriter a cash fee of 4.0% of the aggregate gross proceeds plus reimbursement of certain expenses and legal fees. The Company incurred offering costs of approximately $419,983 and settled non-offering related legal fees of approximately $93,837, resulting in net proceeds of approximately $3,485,754.

Impact of the Current Economy

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by our customer research organizations, particularly discretionary spending for procurement of specimens used for research. Economic recessions may have adverse consequences across industries, including the health and biospecimen industries, which may adversely affect our business and financial condition. We decreased our allowance for doubtful accounts in accounts receivable by $11,275 as of June 30, 2026 due to certain customers that either lack liquidity or have filed for bankruptcy. We have enhanced procedures related to our credit check process for new and existing customers in the second quarter of 2026 to mitigate the risk to future collectability of receivables.

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

Impact of the Russian-Ukrainian War on Our Operations

Our business was negatively impacted during the first half of 2022 by the war between Russia and Ukraine. At the start of the war, we had approximately $1 million of purchase orders that were slated to be fulfilled by our supply network in Ukraine and Russia. This supply network was shut down at the start of the war. Ukrainian suppliers were disabled due to war conditions and evacuations and some of our Russian suppliers were disabled by sanctions. While we mobilized to shift these purchase orders to other suppliers in the network, the process of specimen collections from other supply sites took time, which caused a delay in the fulfillment of such purchase orders. Alternate suppliers do not have the same favorable unit economics or specimen collection rates, and this also impacted our margins. Additionally, key resources were diverted from operations to resolving the re-fulfillment issues caused by the conflict.

As of June 30, 2026, our supply sites in Russia that had not been under sanctions were accessible and our supply sites in Ukraine were mostly reopened. However, logistics and transportation of specimens out of the country of Ukraine remains challenging and not as economically feasible as they were prior to the beginning of the war. Due to the uncertainty caused by the ongoing war, Ukrainian and Russian suppliers may again become inaccessible to us. Therefore, as long as the uncertainty continues, our policy is to ensure at a purchase order level that an order is not solely sourced from the two countries. The short and long-term implications of the war are difficult to predict as of the date of this Form 10-Q. The imposition of more sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact our business and the businesses of our supply partners, especially those in Ukraine and Russia. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the war on our business and the companies from which we obtain supplies and distribute specimens.

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

During the six months ended June 30, 2026, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right-sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 39% during the year ended December 31, 2025 when compared to the year ended December 31, 2024. During the second quarter of 2026, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 17% when compared to the six months ended June 30, 2025. Technology costs increased approximately 455% during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 as a result of the development and improvement of the Company’s internally developed software.

During the year ended December 31, 2023, we performed operational process improvement activities to increase collaboration within and between departments. We moved to a line of business structure organized by our internal categorization of biospecimen suppliers’ capabilities, which has increased efficiency in our operations and throughout the Company. We continue to see benefits from this move.

We completed the implementation of a next day quote system in the third quarter of 2023 and we continue to see positive results in 2024 and up to the second quarter of 2026, as evidenced by increased conversion ratios of quotes to purchase orders of 43%. Previously, it took an extended number of days to complete a feasibility study in order to provide a customer quote, which negatively impacted the time to convert a quote to a purchase order.

While we are committed to developing our technology, we are investing at a significantly lower level in 2025 when compared to 2024 and prior years, while we focus on growing our revenues through key market opportunities and assessing our capital raise prospects. During the six months ended June 30, 2026 and 2025, we capitalized approximately $1,700,000 and $0, respectively, of internally developed software costs, of which $1,000,000 was reclassified from software under development. These investments have resulted in multiple process improvements, streamlining workflows and providing deeper insights into orders for all users of our marketplace.

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

Financial Operations Overview and Analysis for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Revenue	$151,940	$713,135	$(561,195)	(79)%
Operating expenses:
Cost of revenue	83,290	444,177	(360,887)	(81)%
Technology	290,230	536,311	(246,081)	(46)%
Sales and marketing	544,465	258,382	286,083	111%
Supply development	37,511	99,090	(61,579)	(62)%
Fulfillment	116,922	248,225	(131,303)	(53)%
General and administrative	442,508	948,376	(505,868)	(53)%
Total operating expenses	1,514,926	2,534,561	(1,019,635)	(40)%
Loss from operations	(1,362,986)	(1,821,426)	(458,440)	(25)%
Other income, net
Interest expense	—	—	—	—%
Interest income	270	398	(128)	(32)%
Interest and penalties on sales tax liability	—	9,620	(9,620)	(100)%
Other income (expense), net	(95)	764,165	(764,260)	(100)%
Total other income, net	175	774,183	(774,008)	(100)%
Net loss	$(1,362,811)	$(1,047,243)	315,568	30%

Revenue

Revenue decreased by approximately $561,000, or 79%, from approximately $713,000 for the three months ended June 30, 2025 to approximately $152,000 for the three months ended June 30, 2026. This was primarily due to the decrease of 2,198, or approximately 87%, in specimen count from 2,533 specimens in the three months ended June 30, 2025 to 335 specimens in the three months ended June 30, 2026.

The effect of the decrease in specimen count also caused the average selling price per specimen to increase by $172, or 61%, from approximately $282 during the three months ended June 30, 2025 to $454 during the three months ended June 30, 2026. The significant decline in revenue was mainly due to decrease in customers’ orders and procurement during the three months ended June 30, 2026.

Cost of Revenue

Cost of revenue decreased by approximately $361,000, or 81%, from approximately $444,000 for the three months ended June 30, 2025 to approximately $83,000 for the three months ended June 30, 2026, which was attributable to an approximately 87% decrease in the number of specimens delivered for the current period as compared to the same period in the prior year, offset by an approximately $73, or 42%, increase in the average cost per specimen.

Technology

Technology expenses decreased by approximately $246,000, or 46%, from approximately $536,000 for the three months ended June 30, 2025 to approximately $290,000 for the three months ended June 30, 2026. The decrease was related to decrease in amortization expense of internally developed software of approximately $168,000, payroll and related expenses of approximately $23,000, and professional fees of approximately $55,000.

No technology expenditures were capitalized as internally developed software costs for the three months ended June 30, 2026 and 2025.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $286,000, or 111%, from approximately $258,000 for the three months ended June 30, 2025 to approximately $544,000 for the three months ended June 30, 2026. The increase was primarily attributable to increase in advertising and promotions expense of approximately $468,000, which was partially offset by decrease in payroll and related expenses of approximately $166,000, external marketing expense of approximately $13,000 and general operating expenses related to sales and marketing of approximately $3,000.

Supply Development

Supply development expenses decreased by approximately $62,000, or 62%, from approximately $99,000 for the three months ended June 30, 2025 to approximately $37,000 for the three months ended June 30, 2026. The decrease was primarily attributable to a decrease in payroll and related expenses of approximately $10,000 and professional fees of approximately $52,000.

Fulfillment

Fulfillment costs decreased by approximately $131,000, or 53%, from approximately $248,000 for the three months ended June 30, 2025 to approximately $117,000 for the three months ended June 30, 2026. The decrease was primarily attributable to a decrease in professional fees of approximately $1,000 and payroll and related expenses of approximately $131,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment, which was partially offset by the general operating expenses related to fulfillment of approximately $1,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $506,000, or 53%, from approximately $948,000 for the three months ended June 30, 2025 to approximately $442,000 for the three months ended June 30, 2026. The decrease was attributable to a decrease in compensation costs of approximately $349,000, professional fees of approximately $138,000, utilities and facilities expenses of approximately $1,000, taxes and insurance of approximately $47,000, depreciation and amortization of approximately $15,000 and franchise tax of approximately $63,000, which was partially offset by the increase in doubtful account expense of approximately $90,000 and general operating expenses of approximately $17,000.

Other Income, net

Other income, net, decreased by approximately $774,000, or 100%, from an income of approximately $774,000 for the three months ended June 30, 2025 to approximately $175 for the three months ended June 30, 2026. The decrease in other income, net, was attributable to the decrease of other income of approximately $764,000, interest and penalties on sales tax liability of approximately $10,000 and decrease in interest income of approximately $0.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
Revenue	$307,949	$1,770,645	$(1,462,696)	(83)%
Operating expenses:
Cost of revenue	167,700	1,101,456	(933,756)	(85)%
Technology	554,883	1,081,678	(526,795)	(49)%
Sales and marketing	2,086,762	605,522	1,481,240	245%
Supply development	71,528	192,771	(121,243)	(63)%
Fulfillment	222,646	541,991	(319,345)	(59)%
General and administrative	1,105,818	1,707,042	(601,224)	(35)%
Total operating expenses	4,209,337	5,230,460	(1,021,123)	(20)%
Loss from operations	(3,901,388)	(3,459,815)	433,786	13%
Other income, net
Interest expense	—	(1,946)	1,946	100%
Interest income	561	3,186	(2,625)	(82)%
Interest and penalties on sales tax liability	(1,253)	(8,920)	7,667	(86)%
Other income (expense), net	264,048	761,856	(497,808)	(65)%
Total other income, net	263,356	754,176	(490,820)	(65)%
Net loss	$(3,638,032)	$(2,705,639)	932,393	34%

Revenue

Revenue decreased by approximately $1,463,000, or 83%, from approximately $1,771,000 for the six months ended June 30, 2025 to approximately $308,000 for the six months ended June 30, 2026. This was primarily due to the decrease of 3,617, or approximately 75%, in specimen count from 4,842 specimens in the six months ended June 30, 2025 to 1,225 specimens in the six months ended June 30, 2026.

The effect of the decrease in specimen count have also caused a decrease to the average selling price by approximately $114, or 31%, from approximately $366 in the six months ended June 30, 2025 to approximately $251 in the six months ended June 30, 2026.

Cost of Revenue

Cost of revenue decreased by approximately $934,000, or 85%, from approximately $1,101,000 for the six months ended June 30, 2025 to approximately $168,000 for the six months ended June 30, 2026, which was attributable to an approximately 75% decrease in the number of specimens delivered for the current period as compared to the same period in the prior year and an approximately $91, or 40%, decrease in the average cost per specimen.

Technology

Technology expenses decreased by approximately $527,000, or 49%, from approximately $1,082,000 for the six months ended June 30, 2025 to approximately $555,000 for the six months ended June 30, 2026. The decrease was related to professional fees of approximately $20,000, amortization expense of internally developed software of approximately $403,000 and payroll and related expenses of approximately $104,000 and general operating expenses related to technology expenses of approximately $0.

Technology expenditures capitalized as internally developed software costs increased by approximately $700,000, or 100%, from approximately $0 for the six months ended June 30, 2025 to $700,000 for the six months ended June 30, 2026 due to installation of a new platform to modernize the Company’s internally developed software, as part of the digital transformation program in 2025 when compared to the reductions in workforce stemming from our decision to invest in the software at a significantly lower level in 2025 and 2024.

Sales and Marketing Expenses

Sales and marketing expenses increased by approximately $1,481,000, or 245%, from approximately $606,000 for the six months ended June 30, 2025 to approximately $2,087,000 for the six months ended June 30, 2026. The increase was primarily attributable to increase in advertising and promotions expense of approximately $1,968,000, which was partially offset by the decrease in payroll and related expenses of approximately $425,000, and external marketing expense of approximately $57,000, general operating expenses related to sales and marketing of approximately $5,000.

Supply Development

Supply development expenses decreased by approximately $121,000, or 63%, from approximately $193,000 for the six months ended June 30, 2025 to approximately $72,000 for the six months ended June 30, 2026. The decrease was primarily attributable to a decrease in professional fees of approximately $52,000 and payroll and related expenses of approximately $69,000.

Fulfillment

Fulfillment costs decreased by approximately $319,000, or 59%, from approximately $542,000 for the six months ended June 30, 2025 to approximately $223,000 for the six months ended June 30, 2026. The decrease was primarily attributable to a decrease in professional fees of approximately $1,000, payroll and related expenses of approximately $315,000 for personnel engaged in pre-sales feasibility assessments and order fulfillment and general operating expenses related to fulfillment of approximately $3,000.

General and Administrative Expenses

General and administrative expenses decreased by approximately $601,000, or 35%, from approximately $1,707,000 for the six months ended June 30, 2025 to approximately $1,098,000 for the six months ended June 30, 2026. The decrease was attributable to a decrease in compensation costs of approximately $95,000, professional fees of approximately $229,000, utilities and facilities expenses of approximately $3,000, doubtful account expense of approximately $21,000, depreciation and amortization of approximately $30,000, taxes and insurance of approximately $142,000 and franchise tax of approximately $83,000, which was partially offset by the increase in general operating expenses of approximately $2,000.

Other Income, net

Other income, net, decreased by approximately $491,000, or 65%, from an income of approximately $754,000 for the six months ended June 30, 2025 to approximately $263,000 for the six months ended June 30, 2026. The decrease in other income, net, was attributable to an decrease of other income of approximately $498,000 and interest income of approximately $3,000, partially offset by decrease in interest and penalties on sales tax liability of approximately $8,000 and interest expense of approximately $2,000.

Liquidity and Capital Resources

	June 30,	December 31,	Change
	2026	2025	Dollars	Percentage
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$4,414,364	$6,880,835	$(2,466,471)	(36)%
Working capital (deficit)	(992,538)	723,284	(1,715,822)	(237)%
Total assets	7,393,201	9,531,410	(2,138,209)	(22)%
Total stockholders’ equity	1,736,380	3,088,231	(1,351,851)	(44)%

	Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage
	(unaudited)	(unaudited)
Statement of Cash Flow Data:
Net cash flows used in operating activities	$(4,051,471)	$(1,288,079)	$(2,763,392)	215%
Net cash flows used in investing activities	(700,000)	(454)	(699,546)	154,085%
Net cash flows provided by (used in) financing activities	2,285,000	(1,100)	2,286,100	(207,827)%
Net decrease in cash and cash equivalents	$(2,466,471)	$(1,289,633)	$(1,176,838)

Capital Resources

We have recurring losses since inception. As of June 30, 2026, our available cash and cash equivalents totaled approximately $4,414,000, which represented a decrease of approximately $2,466,000 from approximately $6,881,000 as of December 31, 2025. We had a working capital deficit of approximately $993,000, an accumulated deficit of approximately $85,988,000, cash and cash equivalents of approximately $4,414,000, and accounts payable and accrued expenses of approximately $5,291,000. Our continued viability is dependent on the ability to successfully obtain additional working capital and/or ultimately attain profitable operations. During the six months ended June 30, 2026, the Company continued its efforts, which had begun in 2023, to decrease its capital and operational expenditures by cutting costs and right-sizing the Company through a reduction in workforce while streamlining operations and rationalizing resources to focus on key market opportunities. The reductions in workforce since January 1, 2024 through December 31, 2025, cumulatively resulted in an estimated reduction in monthly compensation costs of approximately 67% and technology costs of approximately 39% during the year ended December 31, 2025 when compared to the year ended December 31, 2024. During the second quarter of 2026, the reductions in workforce resulted in an estimated reduction in monthly compensation costs of approximately 17% during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Technology costs increased approximately 450% during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 as a result of the development and improvement of the Company’s internally developed software. While the Company plans to improve its sales and revenues, the Company is taking steps to significantly reduce and manage expenditures to improve its financial position and ensure continued funding of operations. However, as certain elements of the Company’s operating plan are not within the Company’s control, the Company is unable to assess their probability of success. During the year ended December 31, 2025, the Company engaged in raising capital through equity financing as discussed in Note 8.

We may be unsuccessful in increasing our revenues or containing our operating expenses, or we may be unable to raise additional capital on commercially favorable terms. Our failure to generate additional revenues or contain operating costs would have a negative impact on our business, results of operations and financial condition and our ability to continue as a going concern. If we do not generate enough revenue to provide an adequate level of working capital, our business plan will be scaled down further.

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

Cash Flows

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was approximately $4,051,000, which consisted of a net loss of approximately $3,638,000 offset by non-cash charges of approximately $73,000, which included approximately $333,000 related to amortization of internally developed software, approximately $1,000 in stock-based compensation, approximately $4,000 in bad debt recovery, approximately $5,000 related to depreciation of property and equipment, and approximately $262,000 related to gain on debt settlement.

Total changes in assets and liabilities of approximately $487,000 were attributable to an approximately $31,000 decrease in accounts receivable, an approximately $31,000 decrease in operating lease right-of-use asset and an approximately $429,000 decrease in accounts payable, offset by an approximately $23,000 increase in prepaid expenses, an approximately $28 increase in accrued expenses, an approximately $28,000 decrease in operating lease liability and an approximately $68,000 decrease in deferred revenue.

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

Investing Activities

Net cash used in investing activities was approximately $700,000 for the six months ended June 30, 2026, which consisted of approximately $700,000 of capitalization of internally developed software. We intend to continue to use our existing cash to grow our supply network, increase our marketing and sales presence, scale our operations, and for working capital and general corporate purposes.

Net cash used in investing activities was less than $1,000 for the six months ended June 30, 2025, which consisted of approximately $400 of purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $2,285,000 for the six months ended June 30, 2026, which consisted of approximately $2,500,000 proceeds from the issuance of common stock through private placement partially offset by $215,000 offering cost in connection with the private placement.

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

The application of critical accounting policies requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions are based on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis. If actual results ultimately differ from previous estimates, the revisions are included in results of operations in the period in which the actual amounts become known. The critical accounting policies that involve the most significant management judgments and estimates used in preparation of our unaudited condensed financial statements or are the most sensitive to change from outside factors, are discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2026.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Based on the foregoing, the Company expects to cease to qualify as an emerging growth company on December 31, 2026, and should prepare for compliance with all applicable requirements for non-emerging growth companies beginning with its Annual Report on Form 10-K for the year ending December 31, 2026.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the following material weakness in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weakness described above. During the fourth quarter of 2024, the Company underwent leadership transitions at the director and officer levels. To mitigate any risks associated with these changes, the Board has increased its oversight of company payments and financial transactions. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, other than the matters described below. We may from time to time be involved in various legal proceedings and other matters arising in the normal course of business. We may in the future institute additional legal proceedings to enforce our rights and seek remedies, such as monetary damages, injunctive relief and declaratory relief. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us because of diversion of management time and attention as well as the financial costs related to resolving such disputes.

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

Azenta US, Inc. v. iSpecimen, Inc.; Suffolk (MA) Superior Court

On or around January 15, 2025, Azenta initiated a claim against the Company for $651,262 arising from an alleged breach of contract, and unjust enrichment. Azenta provided sequencing services in 2023 as part of an initiative for which a market was never realized by the Company. The Company believes that it has valid defenses to Azenta’s claims. Discovery has closed in this case, and the Company expects Azenta to move for summary judgment, which the Company will defend vigorously. As of the filing date of this Quarterly Report, the Company has made an offer of $125,000 to settle this case, but no response has been received from Azenta.

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

During the six months ended June 30, 2026, the Company settled this legal matter and the parties agreed to a $200,000 settlement pursuant to a settlement agreement executed on February 15, 2026.

Item 1A. Risk Factors.

There have been no material changes with respect to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026, except that investors should consider the following developments that occurred during the period covered by this Quarterly Report: (i) the Company’s revenue declined approximately 83% for the six months ended June 30, 2026 compared to the prior-year period; (ii) the Company effected a second reverse stock split at a ratio of 1-for-40 in April 2026 to regain or maintain compliance with Nasdaq’s minimum bid price requirement; (iii) the Company’s sales and marketing expenses increased approximately 245% for the six months ended June 30, 2026 compared to the prior-year period, primarily driven by advertising and promotion costs, while revenue continued to decline; and (iv) management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern, and management’s plans to mitigate such doubt cannot be considered probable. These developments may amplify the risks described in the Company’s Annual Report on Form 10-K.

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

Ms. Yang had served as an independent director since February 2025 and was a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors. The Company is evaluating candidates to fill the vacancy on the Board of Directors and its committees.

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

iSpecimen Inc.

Date: August 14, 2026	By:	/s/ Katharyn Field
	Name:	Katharyn Field
	Title:	Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer)

